Form 10-K
period 2023-12-31
GigaCloud Technology Inc
filed 2024-03-27
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-41454
_____________________
GIGACLOUD TECHNOLOGY INC
(Exact Name of Registrant as Specified in its Charter)
_____________________

Cayman Islands	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4388 Shirley Avenue, El Monte, CA, 91731, United States
(Address of principal executive offices)

1-626-912-8886
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.05 per share	GCT	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $143.2 million, based on the closing price of the registrant’s Class A ordinary shares on the Nasdaq Global Market on June 30, 2023 of $6.76 per share.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐     No   ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the registrant’s ordinary shares as of February 29, 2024 was 40,797,424, consisting of 31,470,692 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 67,559 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 215,201 Class A ordinary shares issued and repurchased but not yet cancelled) and 9,326,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K, or this annual report. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023 to which this annual report relates.

GIGACLOUD TECHNOLOGY INC
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2023

i

INTRODUCTION
Conventions that Apply to this Annual Report
Unless we indicate otherwise, references in this annual report to:
•“3P seller GigaCloud Marketplace GMV” means the total gross merchandise value of transactions sold through our GigaCloud Marketplace by 3P sellers, before any deductions of value added tax, goods and services tax, shipping charges paid by buyers to sellers and any refunds.
•“Active 3P sellers” mean sellers who have sold a product in GigaCloud Marketplace within the last 12-month period, irrespective of cancellations or returns;
•“Active buyers” mean buyers who have purchased a product in the GigaCloud Marketplace within the last 12-month period, irrespective of cancellations or returns;
•“Cayman Islands holding company” are to GigaCloud Technology Inc, our Cayman Islands holding company and its predecessor entity;
•“China” and the “PRC” are to the People’s Republic of China, and “mainland China” are to the People’s Republic of China excluding, for the purposes of this annual report only, Taiwan, the Hong Kong Special Administrative Region and the Macao Special Administrative Region; In this annual report, any PRC laws, rules, regulations, statutes, notices, circulars and judicial interpretation or the like refer to those currently in force, published for comments (if specifically stated) or being promulgated but have not come into effect (if specifically stated) and publicly available in mainland China as of the date of this annual report.
•“Class A ordinary shares” or “our Class A ordinary shares” are to the Class A ordinary shares, par value $0.05 per share, of GigaCloud Technology Inc;
•“Class B ordinary shares” or “our Class B ordinary shares” are to the Class B ordinary shares, par value $0.05 per share, of GigaCloud Technology Inc;
•“GigaCloud Marketplace GMV” mean the total gross merchandise value of transactions ordered through our GigaCloud Marketplace including GigaCloud 3P and GigaCloud 1P, before any deductions of value added tax, goods and services tax, shipping charges paid by buyers to sellers and any refunds;
•“GMV” mean the total gross merchandise value of transactions;
•“HK$” refer to the legal currency of Hong Kong;
•“Hong Kong” are to Hong Kong Special Administrative Region of the People’s Republic of China;
•“Hong Kong Subsidiary” refer to GigaCloud Technology (HongKong) Limited, a wholly-owned subsidiary of GigaCloud Technology Inc in Hong Kong principally for operating the B2B GigaCloud Marketplace;
•“off-platform ecommerce” mean the sale of our own inventory to and through third-party ecommerce platforms;
•“PRC Subsidiaries” refer to operating subsidiaries of GigaCloud Technology Inc in mainland China principally for procurement and providing inter-group services to the group companies;
•“RMB” and “Renminbi” are to the legal currency of China;
•“shares,” “our shares” “ordinary shares” or “our ordinary shares” are to our Class A ordinary shares and Class B ordinary shares, par value $0.05 per share;
•“Share Consolidation” mean consolidation of every 500 shares of each class with a par value of $0.0001 each in our authorized share capital (including all issued and unissued shares) into one share of the same class with a par value of $0.05 each which was approved by our board of directors and shareholders in July 2022 and effected in July 2022;
•“SKU” mean the stock keeping unit for our inventory;
•“Spend per active buyer” are calculated by dividing the total GigaCloud Marketplace GMV within the last 12-month period by the number of active buyers as of such date;
•“US$,” “$” and “U.S. dollars” are to the legal currency of the United States, or the U.S.;

•“VIEs” are to our former variable interest entities who entered into account control agreements, or control agreements, with GigaCloud Technology Inc, as detailed in “Item 1. Business—Organizational Structure”; and
•“we,” “us,” “our company,” “the Company,” “our,” “our group” or “GigaCloud Group” refer to GigaCloud Technology Inc, our Cayman Islands holding company, its predecessor entity, together as a group with its subsidiaries.
Unless the context indicates otherwise, all information in this annual report assumes a 1-for-500 Share Consolidation of our ordinary shares approved and effected in July 2022.
We have made rounding adjustments to reach some of the figures included in this annual report. Consequently, numerical figures shown as totals in some tables may not be arithmetic aggregations of the figures that precede them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements about our current expectations and views of future events, which are contained principally in the sections entitled “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements relate to events that involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by these statements.
You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “could,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “propose,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements included in this annual report relate to, among other things:
•our goals;
•our business and operating strategies and plans for the development of existing and new businesses, ability to implement such strategies and plans and expected time;
•our ability to realize the expected benefits of our acquisitions;
•our expectation regarding the prospects of our business model;
•our future business development, financial condition and results of operations;
•expected changes in our revenues, costs or expenditures;
•our dividend policy;
•our expectations regarding the effectiveness of our marketing initiatives and the demand for and market acceptance of our products and services;
•our expectations regarding our relationships with customers and business partners;
•the trends in, expected growth in and market size of our industry globally;
•our ability to maintain and enhance our market position;
•our ability to continue to develop new technologies and/or upgrade our existing technologies;
•developments in, or changes to, laws, regulations, governmental policies, incentives and taxation affecting our operations, in particular in the markets we are in;
•relevant governmental policies and regulations relating to our businesses and industry;
•competitive environment, competitive landscape and potential competitor behavior in our industry; overall industry outlook in our industry;
•our ability to attract, train and retain executives and other employees;
•our proposed use of proceeds from any of our future offerings;
•the development of the global financial and capital markets;
•fluctuations in inflation, interest rates and exchange rates;
•the impact of the COVID-19 pandemic, or other pandemics or epidemics, to our business operations and the economy in the U.S. and elsewhere generally;
•general business, political, social and economic conditions in the U.S. and other markets we have business; and
•assumptions underlying or related to any of the foregoing.
These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations and our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other sections in this annual report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this annual report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This annual report contains information derived from various government and private publications. These publications include forward-looking statements, which are subject to risks, uncertainties and assumptions. Although we believe the data and information to be reliable, we have not independently verified the accuracy or completeness of the data and information contained in these publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of the market to grow at the projected rate may have a material and adverse effect on our business and the market price of our Class A ordinary shares. In addition, projections or estimates about our business and financial prospects involve significant risks and uncertainties. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us.” Therefore, you should not place undue reliance on these statements.
You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this annual report are made based on events and information as of the date of this annual report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this annual report and the documents that we refer to in this annual report and have filed as exhibits to this annual report, completely and with the understanding that our actual future results or performance may materially differ from what we expect.
SUMMARY OF RISK FACTORS
Investing in our Class A ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure, risks related to doing business in China and risks related to our Class A ordinary shares. Investors should carefully consider all of the information in this annual report before making an investment in our shares. The following list summarizes some, but not all, of these risks. Please read the information in “Item 1A. Risk Factors” for a more thorough description of these and other risks.
Risks Related to Our Business and Industry
•Uncertainties in economic conditions and their impact on the ecommerce industry, particularly for large parcel merchandise, could adversely impact our operating results.
•Our historical growth rates and performance may not be sustainable or indicative of our future growth and financial results. We cannot guarantee that we will be able to maintain the growth rate we have experienced to date.
•We may not realize the expected benefits of our acquisitions of Noble House and Wondersign due to potential risk and uncertainties.
•System interruptions that impair access to our GigaCloud Marketplace, or other performance failures in our technology infrastructure, could damage our reputation and results of operations.
•Our international operations are subject to a variety of legal, regulatory, political and economic risks.
•If we fail to maintain and expand our relationships with third-party platforms and sellers and buyers in our marketplace, our revenues and results of operations will be harmed.
•Risks associated with the manufacturers of the products we sell as our own inventory could materially and adversely affect our financial performance as well as our reputation and brand.

•If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.
•We depend on our relationships with third parties, including third-party trucking and freight service companies, and changes in our relationships with these parties could adversely impact our revenues and profits.
•We may not be successful in optimizing our warehouses and fulfillment network.
•Damage to our business reputation could have a material adverse effect on our growth strategy and our business, financial condition, results of operations and prospects.
•Our efforts to launch new products or services may not be successful.
•The COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
Risks Related to Our Corporate Structure
•You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

Risks Related to Doing Business in China
•We could be adversely affected by political tensions between the U.S. and the PRC.
•Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
•There are uncertainties regarding the PRC legal system, including risks and uncertainties regarding the enforcement of laws, as well as the PRC’s extension of authority into Hong Kong, and that rules and regulations in the PRC can change quickly with little advance notice. The PRC legal system is developing, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in the PRC or may be subject to interpretation by PRC regulatory agencies. Because the PRC laws, rules and regulations sometimes give the relevant regulator discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the PRC legal system.”
•We operate our GigaCloud Marketplace through our Hong Kong Subsidiary. If the PRC government were to extend its oversight into companies in Hong Kong, our Hong Kong Subsidiary may be subject to additional regulations which could have a material effect on our business operations. In light of recent statements and regulatory actions by the PRC government related to the PRC’s extension of authority into Hong Kong, there is risk that the PRC government may influence our operations in Hong Kong, as our operations in Hong Kong are subject to political and economic influence from the PRC government. Our Hong Kong Subsidiary may be subject to direct influence from the PRC government in the future due to changes in laws or other unforeseeable reasons. If our Hong Kong Subsidiary were to become subject to direct influence of the PRC government, our Hong Kong Subsidiary may be required to obtain licenses for the operation of our ecommerce platform GigaCloud Marketplace and be subject to regulations restricting or prohibiting foreign ownership. Such risks could impact our ability to conduct our business, accept foreign investments, remain listed on a U.S. exchange or list on any U.S. or other foreign exchange, result in a material change in our operations and/or the value of our Class A ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer Class A ordinary shares and/or other securities to investors and cause the value of our securities to significantly decline or be worthless. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—We operate our GigaCloud Marketplace through our Hong Kong Subsidiary. If the PRC government were to extend its oversight into companies in Hong Kong, our Hong Kong Subsidiary may be subject to additional regulations which could have a material effect on our business operations.”
•Implementation of the Law of the PRC on Safeguarding National Security in Hong Kong involves uncertainty, and the recent policy pronouncements by the PRC government regarding business activities of U.S.-listed PRC businesses may negatively impact GigaCloud Group’s existing and future operations in Hong Kong.

•Recent litigation and negative publicity surrounding companies listed in the U.S. with operations in the PRC may result in increased regulatory scrutiny of us and negatively impact the trading price of our Class A ordinary shares.
•We are a holding company and we conduct our operations through our principal subsidiaries. Our corporate structure and operations in Hong Kong and mainland China involve liquidity risks to investors as our ability to make loans or additional capital contributions to our PRC Subsidiaries and Hong Kong Subsidiary may be restricted. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”
•To the extent cash is generated in our PRC Subsidiaries and may need to be used to fund operations outside of mainland China, such funds may not be available due to limitations placed by the PRC government. Furthermore, to the extent assets (other than cash) in our business are located in the PRC or held by a PRC entity, the assets may not be available to fund operations or for other use outside of the PRC due to the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer assets by the PRC law. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future were to become applicable to our Hong Kong Subsidiary in the future, and to the extent cash is generated in our Hong Kong Subsidiary, and to the extent assets (other than cash) in our business are located in Hong Kong or held by a Hong Kong entity and may need to be used to fund operations outside of Hong Kong, such funds or assets may not be available due to the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer funds or assets by the PRC law. Furthermore, there can be no assurance that the PRC law will not impose restrictions or limitations on GigaCloud Group’s ability to transfer or distribute cash within its organization, which could result in an inability or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong and adversely affect its business. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Governmental control of currency conversion may limit our ability to utilize our revenues, transfer or distribute cash within our group effectively and affect the value of your investment.”
Risks Related to Our Class A Ordinary Shares
•An active, liquid and orderly market for our Class A ordinary shares may not develop, and you may not be able to resell the shares at or above the purchase price.
•The trading price of our Class A ordinary shares could be highly volatile, and purchasers of our Class A ordinary shares could incur substantial losses.
•As a domestic U.S. issuer, we are subject to U.S. securities law disclosure requirements that apply to a domestic U.S. issuer. We will incur significant additional legal, accounting and other expenses that we will not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.
•Our Class A ordinary shares may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act, or the HFCAA, in the future if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect or investigate auditors located in China completely. The delisting of our Class A ordinary shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.
•The PCAOB had historically been unable to inspect or investigate auditors located in China completely. Any future inability of the PCAOB to conduct inspections of our auditor may deprive our investors with the benefits of such inspections.
•Our dual-class voting structure will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial.
•Our dual-class voting structure may render our Class A ordinary shares ineligible for inclusion in certain stock market indices, and thus adversely affect the trading price and liquidity of our Class A ordinary shares.

PART I
ITEM 1.           Business
Business Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. Our B2B ecommerce platform, which we refer to as the “GigaCloud Marketplace,” integrates everything from product discovery to payments to logistics tools into one easy-to-use platform. Our global marketplace seamlessly connects manufacturers, primarily in Asia, with resellers, primarily in the U.S., Asia and Europe, to execute cross-border transactions with confidence, speed and efficiency. We offer a truly comprehensive solution that transports products from the manufacturer’s warehouse to end customers, all at one fixed price. We first launched our marketplace in January 2019 by focusing on the global furniture market and have since expanded into additional categories such as home appliances and fitness equipment. GigaCloud Marketplace is one of the fastest growing large parcel B2B marketplaces with over $414.2 million, $518.2 million and $794.4 million of GMV transacted in our marketplace in 2021, 2022 and 2023, respectively.
In October 2023, we completed the acquisition of Noble House Home Furnishings LLC, or Noble House, a leading B2B distributor of indoor and outdoor home furnishings, for an aggregate consideration of approximately $77.6 million. The Noble House acquisition was funded using cash on hand from operations. The acquisition added valuable assets, including but not limited to, inventory, warehouse leases, intangible assets including technology assets, and other assets which can be further utilized and to supplement our B2B ecommerce ecosystem.
The acquisition of Noble House added six warehouses with approximately 2.4 million square feet of warehouse space to our warehousing network in the U.S., and one warehouse with approximately 0.1 million square feet of warehouse space in Canada. We also increased the number of product SKUs, particularly in outdoor furnishings, to our GigaCloud Marketplace through this acquisition. We plan to utilize Noble House’s footprint to broaden our supplier base into India and expand our service end market into Canada, attracting more sellers and buyers to our Marketplace. We believe the Noble House acquisition would contribute additional sales channels and business relationships to further complement our B2B ecommerce ecosystem.
In November 2023, we completed the acquisition of a 100% equity interest of Apexis, Inc., a Florida corporation dba Wondersign, or Wondersign, for an aggregate purchase price of approximately $10.0 million. The Wondersign acquisition was funded using cash on hand from operations. Wondersign is a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida. Wondersign specializes in developing and maintaining the acclaimed “Catalog Kiosk” digital catalog software, empowering retailers to showcase an extensive range of products and enhance the engagement with today's omni-channel shoppers. With its extensive retailer customer base, Wondersign has access to thousands of storefronts across the United States. We believe that acquiring Wondersign would contribute to our objective of transforming GigaCloud Marketplace into a user-friendly platform that seamlessly connects with customers, ensuring an exceptional experience for both platform participants and retail store patrons.
We built the GigaCloud Marketplace to democratize access and distribution globally so that manufacturers, who are typically sellers in our marketplace, and online resellers, who are typically buyers in our marketplace, can transact without borders. Manufacturers view our marketplace as an essential sales channel to thousands of online resellers in the U.S., Asia and Europe. Our GigaCloud Marketplace enables manufacturers to deliver their products around the world. Additionally, online resellers may lack the resources and infrastructure to manage a global supply chain and support international distribution. Our integrated ecommerce solutions allow online resellers to offer products and services comparable to those offered by large ecommerce platforms by giving them access to a large and growing catalog of products at wholesale prices, supported by industry-leading global fulfillment capabilities.
To enhance our marketplace experience, we sell our own products, or 1P products, through the GigaCloud Marketplace and to and through third-party ecommerce websites, such as Rakuten in Japan, and Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S. and OTTO in Germany. These 1P revenues expand our market presence, reduce inventory and logistics risk for suppliers, create more products for buyers, drive volume-based cost efficiencies for sourcing products, provide us with proprietary data and increase the velocity of sales on our marketplace. With the acquisition of Noble House, we further diversified the 1P product variety and offerings for our buyers. 1P revenues through the GigaCloud Marketplace and to and through third-party ecommerce websites represented 76.3%, 71.3% and 71.7% of total revenues in 2021, 2022 and 2023, respectively.

We have built a cross-border fulfillment network optimized for large parcel products. We operate warehouses in five countries in the U.S., Japan, the U.K., Germany and Canada, with the U.S. being our largest market. As of December 31, 2023, we operate 33 large-scale warehouses around the world totaling approximately 8.2 million square feet of storage space, covering seven ports of destination with approximately 17,000 annual containers, and have an extensive shipping and trucking network via partnerships with major shipping, trucking and freight service providers. By servicing the entire supply chain, we offer sellers and buyers in our marketplace enhanced visibility into product inventory, reducing turnover time and transaction costs. On average, we are able to deliver products to end customers within one week of their order and at a fixed rate that is cheaper than standard rates from FedEx and UPS.
We have AI software that generates seller ratings and credit profiles through volume data. Additionally, our AI optimizes routing by organizing incoming orders and rebalancing inventory levels within our warehousing network. Our software platform includes flexible trading tools with which sellers can set prices based on quantities, delivery dates and fulfillment methods, and buyers have the option to purchase merchandise individually or in bulk.
We leverage our proprietary data and AI to accelerate the network effects in our marketplace. As our marketplace grows, we accumulate user and product data to develop analytical and predicative tools such as product sales forecasts. This information is valuable to our sellers as it allows them to efficiently manage inventory and pricing. As sellers succeed in our marketplace, more sellers join, which expands our merchandise offerings. Our broad merchandise selection, competitive pricing and virtual warehousing capabilities encourage buyers to join and transact in our marketplace. More buyer activity leads to more sellers, creating a virtuous cycle.
In 2021, we had 382 active 3P sellers and 3,566 active buyers in our GigaCloud Marketplace, representing a year-over-year increase of 81.9% and 111.1%, respectively. In 2021, our users transacted $414.2 million of GigaCloud Marketplace GMV with an average spend per buyer of $116,150. This is a 117.4% year-over-year increase in GigaCloud Marketplace GMV and a 3.0% year-over-year increase in average spend per buyer from 2020, respectively. Combined with off-platform e-commerce GMV of $127.6 million, the total transactions that we facilitated aggregated a GMV of $541.8 million in 2021. 3P Seller GigaCloud Marketplace GMV was $156.9 million in 2021, represented 37.9%, of total GigaCloud Marketplace GMV in 2021.
In 2022, we had 560 active 3P sellers and 4,156 active buyers in our GigaCloud Marketplace, representing a year-over-year increase of 46.6% and 16.5%, respectively. In 2022, our users transacted $518.2 million of GigaCloud Marketplace GMV with an average spend per buyer of $124,692. This is a 25.1% year-over-year increase in GigaCloud Marketplace GMV and a 7.4% year-over-year increase in average spend per buyer from 2021, respectively. Combined with off-platform e-commerce GMV of $117.8 million, the total transactions that we facilitated aggregated a GMV of $636.0 million in 2022, representing a 17.4% increase in GMV year-over-year from 2021. 3P Seller GigaCloud Marketplace GMV was $257.7 million in 2022, represented 49.7% of total GigaCloud Marketplace GMV in 2022.
In 2023, we had 815 active 3P sellers and 5,010 active buyers in our GigaCloud Marketplace, representing a year-over-year increase of 45.5% and 20.5%, respectively. In 2023, our users transacted $794.4 million of GigaCloud Marketplace GMV with an average spend per buyer of $158,569. This is a 53.3% year-over-year increase in GigaCloud Marketplace GMV and a 27.2% year-over-year increase in average spend per buyer from 2022, respectively. Combined with off-platform e-commerce GMV of $204.6 million, the total transactions that we facilitated aggregated a GMV of $999.1 million in 2023, representing a 57.1% increase in GMV year-over-year from 2022. 3P Seller GigaCloud Marketplace GMV was $426.3 million in 2023, represented 53.7% of total GigaCloud Marketplace GMV in 2023.
We experienced significant growth over the last three years:
•We generated total revenues of $414.2 million in 2021, $490.1 million in 2022 and $703.8 million in 2023, representing a 18.3% growth from 2021, and a 43.6% growth from 2022;
•We generated gross profit of $89.6 million in 2021, $83.1 million in 2022 and $188.6 million in 2023, representing 21.6%, 17.0% and 26.8% of total revenues, respectively;
•Our net income was $29.3 million in 2021, $24.0 million in 2022 and $94.1 million in 2023; and
•Our Adjusted EBITDA was $48.0 million in 2021, $41.8 million in 2022 and $118.3 million in 2023.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

The financial impact from the acquisitions of Noble House and Wondersign was reflected in our financial results in the fourth quarter and full year of 2023. The operating impact from these acquisitions has not been reflected in the operating metrics in our GigaCloud Marketplace in this annual report.
Below is a summary of our key financial and operating metrics for the periods indicated:

	Year ended December 31,
GigaCloud Marketplace:	2021	2022	2023
GigaCloud Marketplace GMV (in $ thousands)	$414,192	$518,218	$794,433
Active 3P sellers	382	560	815
Active buyers	3,566	4,156	5,010
Spend per active buyer (in $)	$116,150	$124,692	$158,569
3P seller GigaCloud Marketplace GMV(in $ thousands)	$156,853	$257,721	$426,347
We are focused on facilitating B2B ecommerce transactions in our GigaCloud Marketplace. We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others, by facilitating transactions between sellers and buyers in our marketplace.
•GigaCloud 1P: generates product revenues through the sale of our inventory in our marketplace.
•Off-platform Ecommerce: generates product revenues through the sale of our inventory to and through third-party ecommerce websites.
GMV from GigaCloud 3P and GigaCloud 1P together make up our GigaCloud Marketplace GMV, and GMV from off-platform ecommerce and GigaCloud Marketplace GMV together make up our total GMV across the platforms. These three revenue streams complement each other to improve our value proposition to sellers and buyers in our GigaCloud Marketplace. Noble House primarily contributes product revenues to our off-platform ecommerce revenue streams, while Wondersign primarily contributes service revenues from its catalog subscription services, and other product revenues from the sales of its Catalog Kiosk display units.
The GigaCloud Marketplace, our global B2B ecommerce platform, integrates everything from product discovery to payments to logistics tools into one easy-to-use platform. Sellers and buyers from our targeted markets around the world leverage our cross-border fulfillment network, which is optimized for large parcel products, in order to trade with each other while saving costs. Underpinned by a network of strategically placed warehouses and supply chain capabilities, our marketplace is designed to simplify and mitigate logistics and inventory requirements for both our sellers and buyers.
GigaCloud 3P
Through GigaCloud 3P, we derive service revenues through the various activities of sellers and buyers in our GigaCloud Marketplace, which result in revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform commission by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5% depending on the size of the transaction. We charge fees for ocean transportation services such as delivery of products via ocean and other modes of transportation, warehousing fees in connection with the storage of products in our warehouses, and last-mile delivery fees if the buyer requires last-mile delivery services. We also charge packaging fees in connection with merchandise that we pack and ship. In 2021, 2022 and 2023, from time to time, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. Given the growth of our marketplace, moving forward, we expect to use our fulfillment capacity predominantly for GigaCloud Marketplace customers, only offering separate third-party logistics services to optimize utilization. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
GigaCloud 1P
Through GigaCloud 1P, we further enhance our marketplace experience by selling our own inventory. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace. Our GigaCloud 1P business generates revenues from product sales.
Off-platform Ecommerce
In addition to facilitating transactions in our GigaCloud Marketplace, we also procure highly rated products directly from manufacturers and sell them directly to and through third-party websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO as part of our off-platform ecommerce business. Off-platform ecommerce sales deepen our relationships with sellers and provide us with proprietary data. Our off-platform ecommerce business generates revenues from product sales to both end customers and third-party ecommerce websites.

Segment
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.
Sellers and Buyers
In 2021, 2022 and 2023, GigaCloud Marketplace had 382, 560 and 815 active 3P sellers, respectively, and 3,566, 4,156 and 5,010 active buyers, respectively. Sellers in our marketplace are typically manufacturers based in Asia, who are able to leverage our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics, as well as decouple from intermediaries. The buyers in our marketplace are typically resellers based in the U.S., Asia and Europe that procure products at wholesale prices and subsequently sell on third-party B2C platforms.
We enter into open-ended framework agreements, terminable by notice from either party, with the manufacturers that act as 3P sellers in our GigaCloud Marketplace that entitle us to a commission on sales, as well as warehousing and logistics fees for storage and shipping across our network. The standard commission ranges between 1% and 5% depending on the size of the transaction. The buyers, or resellers, in our GigaCloud Marketplace must agree to our standard terms in order to maintain an account and place orders on our platform.
We believe that as more manufacturers join our marketplace as sellers, more resellers will join our marketplace as buyers. Our GigaCloud 1P and off-platform ecommerce business accelerate this virtuous cycle by adding sellers and buyers into our ecosystem.

Our Value Proposition to Sellers
We lower the barriers to entry for sellers in our marketplace so that they are able to quickly gain access to the key global markets in which we operate, including the U.S., the U.K., Germany, Japan and Canada. Sellers can directly connect with resellers in our marketplace and leverage our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics infrastructure. We manage the entire logistics process from the moment the product leaves the factory floor, and simplify the process by offering a flat rate program for shipping and handling. Leveraging our algorithm, we determine when and where to ship a product, reduce the amount of time a product is handled and select the most effective delivery mechanism for the product. Sellers are able to leverage our warehouse space, which we charge on a per cubic foot per day basis, in order to increase warehouse utilization rates and reduce cost. Our platform provides multiple channels through which sellers can sell their products, enhancing their inventory turnover rate and increasing their profitability. Many of the sellers operating in our GigaCloud Marketplace were originally suppliers of our inventory that later joined the GigaCloud Marketplace as 3P sellers.
We also offer an on-site service for U.S. sellers who have their own warehouses to sell in our GigaCloud Marketplace by directly delivering products to end customers using our logistics and transportation network without the need to relocate inventory from their own warehouses to our warehouses. Our on-site service provides an attractive way for U.S. sellers to distribute products, as well as driving the increases in both the number of sellers and our GigaCloud Marketplace GMV.
In October 2022, we unveiled our private domain feature for sellers on our B2B GigaCloud Marketplace. Users of GigaCloud Marketplace can now share their products with existing or potential customers via a personal GigaCloud web-hosted platform. As a value-added service, this private domain is designed to provide marketplace sellers the flexibility of sharing all their listings available in the GigaCloud Marketplace without customers viewing the products from other sellers. Buyers (i.e., resellers) will be required to sign up for a GigaCloud Marketplace account in order to view the products and prices set by sellers on such private domain. However, buyers will not be able to see the product listings or prices offered by other sellers if buyers log into GigaCloud Marketplace under the account from the private domain. The private domain service provides an organized platform for sellers to integrate their distribution channels into one easy-to-use website.
Our Value Proposition to Buyers
Our marketplace offers one-stop-shop logistics solutions for a broad catalog of large parcel products sourced globally. We offer virtual warehousing and multiple fulfillment solutions including cloud courier, cloud wholesale fulfillment, white glove and drop shipping solutions, so that buyers do not need to manage physical order fulfillment. With 33 large-scale warehouses strategically positioned in key markets around the world, we have the capability to reach over 90% of customers in the lower 48 states in the U.S. within an average of three days of delivery time. Our solution effectively minimizes inventory risk for buyers and allows them to reach customers across geographies at an affordable price.
We also provide buyers the option to pre-sell products through their own channels before placing an order in GigaCloud Marketplace. This significantly reduces buyers’ working capital needs and allows them to scale more efficiently.
Logistics Network and Value-added Services
Warehousing Network
We have set up our local infrastructure in the U.S. strategically such that we are close to ports and customers, shortening delivery time to the end customers. As of December 31, 2023, we have four key operating centers in California, Georgia, New Jersey and Texas, covering 24 warehouses and seven ports of destination in the U.S., totaling over 7.4 million square feet. Among the warehouses in the U.S., six were acquired from Noble House, totaling approximately 2.4 million square feet. Outside the U.S., we have two warehouses and two ports of destination in the U.K., two warehouse and two port of destination in Germany, four warehouses and one port of destination in Japan, and one warehouse and one port of destination in Canada through the Noble House acquisition, all together totaling over 0.7 million square feet.
On March 9, 2024, one of our warehouses in Japan, suffered damages due to a warehouse fire. While we are still evaluating the impact caused by the warehouse fire, we estimated approximately $1.8 million in damages with respect to the cost of our inventory held at the warehouse. We have insurance coverage associated with the damages to the inventory and warehouse equipment. Furthermore, we have a total of four warehouses in Japan and we have shifted our warehouse operations in Japan to the other three warehouses to minimize any disruptions to our operations in Japan.
We use AI and data analytics to determine optimal distribution of inventory among our warehouses under a unified warehouse management system and provide a virtual warehousing solution for sellers and buyers in our marketplace. Our AI-powered warehousing management system solves the many practical problems faced by sellers and buyers in connection with complex, cross-border transactions involving large parcel goods.

Transportation Network
Upon delivery of goods from suppliers, we engage our extensive shipping network consisting of major ocean transportation providers covering 13 ports of destination with approximately 17,000 annual containers, and a trucking network in partnership with major trucking and freight service providers. We also utilize shipping and delivery services from major carrier such as Fedex, UPS and other service providers to supplement our transportation network and shipping requirements.
We provide last-mile delivery of bulk merchandise (over 150 pounds) and installation services to end customers, which we self-operate. These services are available in nine metro markets in the U.S., and we plan to expand coverage to other key metro markets. We also utilize a network of delivery providers for last-mile delivery throughout the U.S. and other markets. We enter into agreements with the trucking and freight service providers we partner with for terms of three to five years, during which they provide their services to us at certain tiered discounts depending on the volume we achieve, which we have the option of renegotiating if we exceed anticipated volumes.
Sourcing Network
We have 149 employees in mainland China, Vietnam and Malaysia who source products from manufacturers throughout Asia. This helps accelerate the supply on our GigaCloud Marketplace and attract buyers that lack the network and sourcing capabilities that we have to our marketplace. In addition, we buy inventory from these suppliers for our off-platform ecommerce. As of December 31, 2023, we sourced merchandise from more than 1,000 suppliers for our GigaCloud 1P and off-platform ecommerce.
The chart below summarizes our sourcing network described above as of December 31, 2023:

Marketplace Transactions
Our GigaCloud Marketplace enables suppliers and buyers to transact with each other, including setting their own optional and customizable margin and rebate offerings. We charge a fee for each transaction in our GigaCloud Marketplace based on the transaction value and shipping fees. We also sell 1P products directly on GigaCloud Marketplace.
1P Pricing
For our 1P sales, our pricing team approaches pricing scientifically and algorithmically, by applying data and analytics to set our pricing. We use data on competitive behavior, historical sales, seasonality and inventory levels to appropriately price our products. We also engage in market research and branding analysis, as well as taking into account our estimated costs in order to control our margins. We believe our technological skills and capabilities enable us to offer competitive prices for our products.
Payment
We provide our customers with a number of payment options including bank transfers, online payments with credit cards and debit cards issued by major banks, and payment through major third-party online payment platforms, such as Alipay, Payoneer and others. Our customers can also use account balances in our GigaCloud Marketplace accumulated from deposits or prior refunds to make future purchases.
1P Inventory Management
We believe we have one of the industry-leading large parcel inventory turnover rates for our own inventory of 77 days for 2023, 71 days for 2022 and 65 days in 2021. We use AI and data science to help with inventory management, including deciding when to place orders and in what quantities. Our 1P products in 2023 included furniture, accounting for more than 92.0% of GigaCloud Marketplace GMV, fitness equipment, accounting for approximately 3.0% of GigaCloud Marketplace GMV, and various other products including outdoor garden equipment, luggage, pet products and others accounting for approximately 5.0% of GigaCloud Marketplace GMV.
Warranties and Refunds
For 1P products procured and sold in the GigaCloud Marketplace, we provide 90-day warranties.
For defective products sold in our GigaCloud Marketplace, our product managers determine refunds based on evidence provided by the buyer, such as pictures, screenshots and emails. We initially provide eligible refunds to the buyer, then recover the amount refunded from the suppliers under our purchase agreements. We do not offer exchange or return policies due to the nature of the large parcel merchandise sold in our marketplace.
Precision Software Platform and Technology Infrastructure
We have an in-house team of over 260 IT personnel. We also have personnel who worked to build our own GigaCloud Marketplace and AI algorithms from scratch, which gives us full control over our source code. We have developed our platform to be scalable as our business expands and interoperable with external systems through an open API.
We also gather talents from various departments to perform our research and development functions, including engineering, programming, data analytics, and product development personnel responsible for the design, development, and testing of our GigaCloud Marketplace. As of December 31, 2023, we have approximately 280 employees who contributed to our research and development functions.
AI Algorithm and Data Analysis
Our in-house reinforcement learning algorithms are built to optimize our inventory management across our multiple warehouses around the world, analyzing historical data to determine how to manage our inventory and even where to establish our next warehouse. Our algorithm also accounts for the fragility of certain types of inventory and reduces the number of times a product is moved. Each time a product is handled, there is an increased chance of damage, and our algorithm helps to reduce this inherent risk when handling inventory in the home furnishing industry.

We also create sales analytics and provide them to our sellers for a fee. The services provide meaningful value to our sellers bringing products to new markets and support a high retention rate. Additionally, we leverage the data collected on each seller’s inventory, sales history and performance to establish a credit profile under our supply chain financing program.
Trading Platform
We have built a cross-border ecommerce trading platform based upon three layers—(i) our foundation layer, which consists of basic services such as single login system access, micro-service management system and data synchronization/back services, as well as a financial management module including financial statement, accounting and settlement systems, (ii) our service layer, which includes our stock management system, warehouse management system and bulk merchandise transportation system, and (iii) our application layer, which consists of a variety of customer-facing value-added features.
Our foundation layer provides the basic security features for our logistics business by segregating basic functions as individual services in order to maximize our flexibility and scalability. Our service layer drives our day-to-day operations, including key support systems such as:
•our ERP Stock Management System, a system capable of gathering and processing orders and procurement and delivery management data to allow for real-time, dynamic stock management as well as technical support for the business development of ecommerce companies;
•our Warehouse Management System, a warehouse management system with server-side management software and mobile scanning application, used in day-to-day inventory management operations including storage, receiving and shipping of bulky goods;
•our Delivery Resource Plan System, a white glove order delivery system consolidating orders from various channels both domestically and abroad, and integrating with foreign logistics providers to provide a unified system in order to support our multiple logistics models such as drop shipping, door-to-door pickup, cloud delivery and Walmart-S2S, fulfilling the highest standards of overseas ecommerce logistics such as SFP and FBA Onsite; and
•our Giga Bulk Merchandise Transportation System, a system for real-time, dynamic management of inventory through order management, returns management, transfer management and fleet distribution management.
Key features of our application layer include our B2B Inbound Supply Chain Management Module, B2B trading platform (GigaCloud Marketplace), multi-channel global order management module and GigaCloud’s B2B Peripheral System. The goal of these customer-facing applications is to mimic the real-life transactions that sellers and buyers are used to seeing. Our suite of applications cover a full range of capabilities, from sourcing management, inbound management, trade and settlement management, hybrid/complex trading management, search and recommendation management and financial reporting requirements. We offer a user-friendly platform for users to have a holistic view of their business from beginning to end. To support external service providers, we also adopt an open API to allow integration with all major software protocols.
Network Infrastructure
We designed our data and network infrastructure for scalability and reliability to support the rapid user base growth in our marketplace. As of December 31, 2023, we have more than 320 servers hosted in five Internet data centers in the U.S., mainland China, Hong Kong, Japan and Europe, which contribute significantly to the scale and reliability of our services. Due to the use of cloud computing technology, the amount of bandwidth we lease is flexibly expandable to handle a surge in the number of concurrent users in the GigaCloud Marketplace at peak times.
Sales and Marketing
We are committed to building a leading global trade service provider, powering our B2B GigaCloud platform in providing online and offline integrated cross-border transaction and delivery services for furniture and large merchandise. We employ a variety of methods to promote our services and attract potential customers, merchants and other platform participants. After the acquisition of Wondersign, we offer digital catalog services for suppliers and sellers to display their full range of products in the traditional brick-and-mortar stores to enhance the sales services. As of December

31, 2023, we also have a sales team consisting of 190 sales representatives in locations around the world who source products for our product sales as well as bring in resellers and manufacturers to our GigaCloud Marketplace.
Customer Service and Support
Our customer service team consists of 64 customer service representatives based in China and the U.S. as of December 31, 2023. Our representatives are available seven days a week by phone, email and live chat. By helping customers navigate our sites, answering their questions and completing their orders, this team helps us build trust with customers, build our brand awareness, enhance our reputation and drive sales.
Seasonality
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Factors Affecting Our Results of Operations—Seasonality.”
Risk Management and Compliance
Platform Monitoring
Preserving the integrity of our GigaCloud Marketplace is a primary focus of our operations. We employ a dedicated team that monitors transactions in our marketplace to identify abnormal or fraudulent activity, such as large deviations in pricing, abuse of our flat rate shipping policy and counterfeit products, as well as general complaints submitted in our marketplace. We limit the activities of sellers and buyers who have historically been involved in fraudulent transactions in our marketplace, and for particularly egregious violations, we reserve the right to refuse service and demand the removal of a seller’s inventory where applicable. We also have dynamic password protection and real-time login activity monitoring to further authenticate sellers and buyers in our marketplace.
We strictly enforce our anti-fraud and prevention of misuse measures. For example, we require our customers to provide identification documents such as identification cards and business licenses to authenticate their identity and require them to enter a passcode for the electronics to prevent fraud. We also do not show the prices of products sold in our marketplace without users registering and logging onto the system to ensure that only registered sellers and buyers transact in a fair and secure marketplace.
Product Quality and Safety
In addition to purchasing product liability insurance for our 1P products, we have established a unified product inspection system for products sold in our 1P business to ensure product quality and safety. Our inspection standards include packaging drop tests, box marking printing accuracy checks, product color checks, packaging and product dimensions, assembly, packaging details and packaging images. We also actively monitor the products listed in our GigaCloud Marketplace to proactively identify and remove suspicious listings or potentially counterfeit products. We take a broad range of measures to prevent counterfeit products in our marketplace to protect the sellers and buyers in our marketplace, including actively identifying and taking down counterfeit products and providing complaint channels for sellers and buyers to report infringement. If allegations of counterfeit goods or fraudulent transactions are verified, we may take various actions including immediate delisting of the relevant products, arranging for the seller to reimburse the buyer and imposing restrictions on the seller’s ability to list new products or participate in promotional activities in our marketplace. We also cooperate with brands and judicial authorities in connection with investigations into violations of intellectual property.
While we maintain a “zero-tolerance” policy for counterfeit goods and fraudulent transactions in our marketplace, we also protect sellers in our marketplace from false allegations and fictitious complaints, with procedures in place to verify allegations and complaints, and we allow sellers who have been accused of selling counterfeit products or engaging in fraudulent transactions up to two days to refute allegations and provide evidence of the authenticity of their products and transactions.
Data Privacy and Security
We collect a vast amount of data that are related to our business. We are committed to protecting the privacy and security of such data. We have established and implemented a platform-wide policy on data collection, processing and usage. We have adopted data protection policies designed to help maintain the security of proprietary and sensitive data, and employed a data security team of engineers and technicians who support our efforts to protect such data. To help promote data security and mitigate the risk of data leakage, we require each department to assign a dedicated individual to oversee data protection and confidentiality, place restrictions on connecting internal local computers to external storage media and network sharing, implement certain measures with respect to the control of confidential information designed to prevent copying, transferring and third-party access without prior authorization, and implement certain standards for off-site data backup and retrieval. We have a data management department to supervise our data privacy and protection policies and procedures and investigate and address possible threats or weaknesses. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Our failure or the failure of third-party service providers on which we rely to protect our marketplace, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and substantially harm our business and operating results” and “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
Competition
In connection with our GigaCloud Marketplace, we compete with other ecommerce platforms on which sellers and buyers trade merchandise, particularly large parcel items. For 1P, the market for the online goods that we sell is highly competitive, fragmented and rapidly changing. We compete with other similar wholesalers.
While ecommerce has been embraced by sellers and buyers around the world, the ecommerce market for large parcel items such as furniture and fitness equipment remains under penetrated due to the logistics challenges presented by large parcel items. Ecommerce poses high capital requirements for overhead expenditures to support business operations throughout the value chain, including the costs for establishing IT facilities, procuring products from upper-tier suppliers, renting and running warehouses, acquiring new users, as well as related logistics costs for delivery of products. Carrying out ecommerce business involves multiple technology capabilities, including but not limited to cloud computing, big data analytics, and artificial intelligence to create competitive advantages in business operations.
Intellectual Property
Our intellectual property, including any trademarks, copyrights, trade dress, trade secrets and technologies, is an important part of our business. Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating valid and enforceable intellectual property and proprietary rights of others. To protect our intellectual property and proprietary information, we rely on a combination of trademark, copyright and trade secret laws and regulations, as well as contractual restrictions. We seek to protect our technology, in part, by requiring our employees, consultants, contractors and other third parties to execute confidentiality agreements and by implementing technological measures and other methods.
We pursue the registration of our trademarks, including “GIGACLOUD LOGISTICS” and “大健云仓” and certain variations thereon, copyrights and domain names in the U.S., China and certain foreign jurisdictions. We also acquired valuable intangible assets from the acquisitions of Noble House and Wondersign. As of December 31, 2023, we own 28 registered U.S. trademarks, 47 registered PRC trademarks, six registered Hong Kong trademarks, 41 registered foreign trademarks and 83 U.S. and foreign copyright registrations, primarily covering the software we have designed. We also rely on the protection of laws regarding unregistered copyrights for our software and certain other content we create. We will continue to evaluate the merits of applying for copyright registrations in the future. We also own 84 registered domain names. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.”
Insurance
We maintain certain insurance policies to safeguard us against risks and unexpected events, including property damage and fire damages, as well as certain liability insurance for our warehouses, insurance coverage over goods in transit, employers’ insurance, product liability and commercial insurance. However, we do not maintain business interruption insurance, cybersecurity insurance or general third-party liability insurance, nor do we maintain key-man life insurance. We believe that we maintain insurance coverage in relation to our business that is customary for our industry.
Government Regulations
Our business is subject to foreign and domestic laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and ecommerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties and notice of any material changes to these policies. Related laws may govern the manner in which we collect, store, use, process, disclose or transfer sensitive information, or impose obligations on us in the event of a cybersecurity incident or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and ecommerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for ecommerce are likely to result in more laws and regulations that impose additional compliance burdens on ecommerce companies. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Government regulation of the Internet and ecommerce in the U.S. and globally is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.” And “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”

In addition, jurisdictions vary as to how, and whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and ecommerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties and advance notice of any changes to these policies. Related laws may govern the manner in which we collect, store, use, process, disclose or transfer sensitive information, or impose obligations on us in the event of a cybersecurity incident or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. In the European Union, or the EU, and the U.K., the General Data Protection Regulation, or the EU GDPR, and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 or collectively, the U.K. GDPR (the EU GDPR and U.K. GDPR together referred to as the GDPR), imposes stringent privacy, data protection and information security requirements, which include expanded requirements to disclose to data subjects how their personal data is used and increased rights for data subjects to access, control and delete their personal data. Furthermore, there are mandatory data breach notification requirements. Since we are under the supervision of relevant data protection authorities in both the European Economic Area, or EEA, and the U.K., we may be fined under both the EU GDPR and U.K. GDPR for the same breach. Penalties for certain breaches are up to the greater of €20 million/GBP 17.5 million or 4% of global turnover for the preceding financial year. We are also subject to evolving EU and U.K. privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies. In the EU and U.K., informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology.

On November 16, 2022, the Digital Services Act, or the DSA, came into force in the EU. The majority of the substantive provisions of the DSA have taken effect on February 17, 2024. The DSA governs, among other things, the potential liability for illegal services or content on the platform, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). In particular, the obligations to diligence the services offered on the platform could require significant additional resource. Pursuant to applicable regulations, including the GDPR, we maintain policies concerning the collection, processing, use and retention of information, including personal data. In the U.S., we are subject to federal and state laws and regulations regarding privacy and information security. California also enacted legislation, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, which affords consumers expanded privacy protections. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Since the enactment of the CCPA, new privacy and data security laws have been enacted or proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. In the PRC, the PRC government has started to tighten the regulation of the storage, sharing, use, disclosure and protection of personal information and general data and outbound data transfer. The Cybersecurity Law became effective in June 2017 and requires network operators to follow the principles of legitimacy in collecting and using personal information. The Data Security Law became effective in September 2021, which provides a national data security review system, under which data processing activities that affect or may affect national security shall be reviewed. Furthermore, the Personal Information Protection Law became effective in November 2021, which regulates data processing in China, and the protection of the privacy and personal information of Chinese citizens. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. and other jurisdictions, and we cannot determine the impact that such future laws, regulations and standards may have on our business. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and ecommerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for ecommerce are likely to result in more laws and regulations that impose additional compliance burdens on ecommerce companies.
Environmental Regulation
Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to liability, damage our reputation and require costly investigative, remedial or corrective actions. We may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

Human Capital
As of December 31, 2021, 2022 and 2023, we had 680, 764 and 1,362 full-time equivalent employees, respectively. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purpose of our share incentive plan is to promote our success and shareholder value by attracting, motivating and retaining selected employees and other eligible participants through the awards. The following tables show a breakdown of our employees by department and by geographic location as of December 31, 2023:

Department	Employees
General and Administrative	158
Information Technology	264
Sales and Marketing	540
Operations	336
Customer Service	64
Total	1,362

Geographic Location	Employees
U.S.	236
China	966
South East Asia(1)	101
Others(2)	59
Total	1,362
(1) Includes Vietnam and Malaysia.
(2) Includes Canada, Germany, Japan and the U.K.
Corporate Information
We incorporated Oriental Standard Human Resources Holdings Limited, our holding company, as an exempt company in the Cayman Islands with limited liability on August 29, 2006. Effective February 28, 2021, our holding company’s name was changed from Oriental Standard Human Resources Holdings Limited to GigaCloud Technology Inc. Our principal executive offices are located at 4388 Shirley Avenue, El Monte, CA 91731, USA. Our telephone number at this address is 626-912-8886. Our registered office in the Cayman Islands is located at the offices of Maples Corporate Services Limited at PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our corporate website is https://www.gigacloudtech.com/. The information on our website should not be deemed to be part of this annual report and is not incorporated by reference in this annual report or in any other filings we make with the SEC.
Available Information
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K (and previously on Form 20-F), our quarterly reports on Form 10-Q, and our current reports on Form 8-K (and previously on Form 6-K), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us that we filed electronically with the SEC. The information in or accessible through the SEC are not incorporated into, and are not considered part of, this annual report unless specified. Further, our references to the URLs for these websites are intended to be inactive textual references only.
History and Development of the Company
On August 29, 2006, we incorporated Oriental Standard Human Resources Holdings Limited, our holding company, as an exempt company in the Cayman Islands with limited liability. We began our ecommerce business in Japan in 2010 through our wholly-owned subsidiary, GigaCloud Technology (Japan) Co. Ltd (formerly known as Oriental

Standard Japan Co., Ltd). We expanded to the U.K. in 2013 through our former consolidated VIE, B.T.M TRAVEL AND TRADING LTD, and further expanded to the U.S. through our acquisition of COMPTREE INC. in 2014. COMPTREE INC. was renamed as GIGACLOUD TECHNOLOGY (USA) INC. in July 2021. In January 2019, we launched our ecommerce platform, GigaCloud Marketplace, through our Hong Kong Subsidiary, GigaCloud Technology (HongKong) Limited (formerly known as Giga Cloud Logistics (Hong Kong) Limited). As our marketplace and our ecommerce business continue to grow, we believe it is important to have a name for our holding company that is more representative of our businesses. Effective February 28, 2021, our holding company’s name was changed from Oriental Standard Human Resources Holdings Limited to GigaCloud Technology Inc.
On August 22, 2022, we completed our initial public offering of 3,381,000 Class A ordinary shares, including the additional shares sold pursuant to the over-allotment option which we granted to the underwriter. On August 18, 2022, we listed our Class A ordinary shares on the Nasdaq Global Market under the symbol “GCT.”
In July 2023, we determined that we ceased to qualify as a “foreign private issuer” as of June 30, 2023, being the last business day of our most recently completed second fiscal quarter. Starting on January 1, 2024, we are subject to the same reporting and disclosure requirements applicable to domestic U.S. companies, and we will be required to file periodic reports and financial statements with the SEC on Form 10-K and Form 10-Q, as applicable, as well as filing current reports on Form 8-K.
In October 2023, we completed the acquisition of Noble House, a leading B2B distributor of indoor and outdoor home furnishings, for an aggregate consideration of approximately $77.6 million. GigaCloud Trading Inc. holds the assets acquired from the Noble House acquisition.
In November 2023, we completed the acquisition of a 100% equity interest of Wondersign, for an aggregate purchase price of approximately $10.0 million. Wondersign is a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida.
Regarding our capital expenditure and the financing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources.”
Organizational Structure
Corporate Structure
GigaCloud Technology Inc is a holding company incorporated in the Cayman Islands that does not have substantive operations. As of the date of this annual report, we conduct our business operations across 29 subsidiaries, among those, 16 of which are our principal subsidiaries. During the year ended December 31, 2023, we had four consolidated VIEs. We also have two equity incentive trusts which are treated as consolidated VIEs under U.S. GAAP. All of our consolidated VIEs contributed an aggregate of 10.7%, 6.5% and 4.1% to our total assets as of December 31, 2021, 2022 and 2023, respectively. All of our consolidated VIEs contributed an aggregate of 11.5%, 14.4% and 10.6% to our revenues in 2021, 2022 and 2023, respectively. As of the date of this annual report, we have completed our corporate restructure by acquiring 100% equity interests in the VIEs, which then became our wholly owned subsidiaries. Our corporate structure currently does not contain any VIEs.

The chart below shows our corporate structure and identifies our principal subsidiaries described above as of the date of this annual report:
___________
(1)GigaCloud Trading Inc. holds the assets acquired and liabilities assumed from the Noble House acquisition.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this annual report on Form 10-K and in any other public statements we make can be affected by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks Related to Our Business and Industry
Uncertainties in economic conditions and their impact on the ecommerce industry, particularly for large parcel merchandise, could adversely impact our operating results.
We generate a significant portion of our revenues by offering global end-to-end B2B ecommerce solutions for large parcel merchandise via our GigaCloud Marketplace and by selling our own inventory through the GigaCloud Marketplace, to and through off-platform ecommerce websites such as Rakuten in Japan, and Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S. and OTTO in Germany.. Our business and growth are therefore highly dependent on the viability and prospects of the ecommerce industry, particularly for the large parcel merchandise market.
Any uncertainties relating to the growth, profitability and regulatory regime of the ecommerce industry for large parcel merchandise in the U.S. and other jurisdictions in which we operate could have a significant impact on us. The development of the ecommerce industry is affected by a number of factors, most of which are beyond our control. These factors include:
•the consumption power and disposable income of ecommerce consumers, as well as changes in demographics and consumer tastes and preferences;
•the availability, reliability and security of ecommerce platforms;
•the selection, price and popularity of products offered on ecommerce platforms;
•the impact of the COVID-19 pandemic, or other pandemics or epidemics, to our business operations and the economy in the U.S. and elsewhere generally;
•the development of fulfillment, payment and other ancillary services associated with ecommerce; and
•changes in laws and regulations, as well as government policies, that govern the ecommerce industry in the U.S.
The ecommerce industry is highly sensitive to changes in macroeconomic conditions, and ecommerce spending tends to decline during recessionary periods. Many factors beyond our control, including inflation and deflation, fluctuations in currency exchange rates, volatility of stock and property markets, interest rates, tax rates and other government policies and changes in unemployment rates can adversely affect consumer confidence and spending behavior on ecommerce platforms, which could in turn materially and adversely affect our growth and profitability. In addition, unfavorable changes in politics, including military conflicts, political turmoil and social instability, may also adversely affect consumer confidence and spending, which could in turn negatively impact our growth and profitability.
Our historical growth rates and performance may not be sustainable or indicative of our future growth and financial results. We cannot guarantee that we will be able to maintain the growth rate we have experienced to date.
We have grown rapidly over the last few years. Our revenues increased from $414.2 million in 2021 to $490.1 million in 2022 and further increased to $703.8 million in 2023. GigaCloud Marketplace GMV increased from $414.2 million in 2021 to $518.2 million in 2022 and further to $794.4 million in 2023. However, our historical performance may not be indicative of our future growth or financial results. We cannot assure you that we will be able to grow at the same rate as we did in the past, or avoid any decline in the future. Our growth may slow or become negative, and revenues may decline for a number of possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, declining growth of our overall market or industry, the emergence of alternative business models and changes in rules, regulations, government policies or general economic conditions. In addition, our B2B ecommerce platform, GigaCloud Marketplace, from which we have generated 69.2%, 76.0% and 70.9% of our total revenues in 2021, 2022 and 2023, respectively, is a relatively new initiative and may not grow as quickly as we have anticipated. Our growth rate may also be slower than the previous years due to inflationary pressure and changes in the global economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. If our growth rate declines, our business, financial condition and results of operations may be materially and adversely affected.
We may not realize the expected benefits of our acquisitions of Noble House and Wondersign due to potential risk and uncertainties.
In October 2023, we completed the acquisition of Noble House which we are continuing to use, implement, and integrate with our existing business, and in November 2023, we also acquired all outstanding equity interest of Wondersign. Failure to successfully integrate our acquisitions in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining acquired operations include, among other things:
•implementing integration process and management systems to ensure management philosophies, group-wide strategies and evaluation benchmarks can be effectively carried out;
•retaining new managerial and operational teams and customers and suppliers of acquired businesses;
•consolidating corporate technological and administrative functions;
•integrating internal control and other corporate governance matters;
•diverting management’s attention from other business concerns;

•employee fatigue resulting from implementation efforts that could negatively impact our ability to hire or retain key personnel;
•costs to defend claims against Noble House that we do not owe, but could be required to pay in order to defend and preserve our rights;
•unexpected economic, political, or regulatory risks; or
•any other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts.

We may not realize all of the anticipated benefits from our acquisitions, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from our acquisitions do not meet the expectations of financial or industry analysts, we may also suffer a decline in the market price of our stock.

System interruptions that impair access to our GigaCloud Marketplace, or other performance failures in our technology infrastructure, could damage our reputation and results of operations.
The satisfactory performance, reliability and availability of our marketplace, software such as our artificial intelligence software, or AI software, data analytics tools, warehouse management system and other technology infrastructures are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage, breakdown, breach or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, employee error or malfeasance, theft or misuse, cyber-attacks, denial-of-service attacks, computer viruses, ransomware or other malware, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites’ functionality.
We use complex AI software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we may in the future experience slowdowns or interruptions in our marketplace or our warehouse management system when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Our revenues depend on the number of sellers and buyers who trade in our marketplace and the amount of GMV we can handle. Unavailability of our marketplace or our logistics algorithm would reduce the volume of GMV in our business operations.
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our marketplace or on third-party ecommerce platforms, place additional demands on our technology infrastructure and could cause or exacerbate slowdowns or interruptions. Any substantial increase in the volume of traffic or the number of orders placed in our marketplace or the third-party ecommerce platforms may require us to further expand and upgrade our logistics network, precision logistics algorithm, warehouse management system and technology infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our marketplace, the third-party ecommerce platforms or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. To remain competitive, we continue to enhance and improve the responsiveness, functionality and features of our marketplace, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the ecommerce industry. Accordingly, we redesign and enhance various functions in our marketplace on a regular basis, and we may experience instability and performance issues as a result of these changes.
Any slowdown, interruption or performance failure of our marketplace and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially and adversely affect our results of operations.

Our international operations are subject to a variety of legal, regulatory, political and economic risks.
We operate warehouses in five countries in the U.S., Japan, the U.K., Germany and Canada, with the U.S. being our largest market. Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages. It is costly to establish, develop and maintain international operations, and promote our brand internationally. Our international operations may not become profitable on a sustained basis.
In addition, our international sales and operations are subject to a number of risks, including:
•local economic, inflation and political conditions;
•government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership;
•restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
•business licensing or certification requirements;
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
•limited fulfillment and technology infrastructure;
•impact of the COVID-19 pandemic, or other pandemics or epidemics, on our business operations and the global economy;
•shorter payable and longer inventory and receivable cycles and the resultant negative impact on cash flow;
•laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, advertising, and restrictions on pricing or discounts;
•lower levels of use of the Internet;
•lower levels of consumer spending and fewer opportunities for growth in the markets where we operate;
•difficulty in staffing, developing and managing global operations as a result of distance, language and cultural differences;
•different employee/employer relationships and the existence of works councils and labor unions;
•differing labor regulations where labor laws may be more advantageous to employees as compared to the U.S. and the other jurisdictions we operate in;
•compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;
•laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and
•geopolitical events, including pandemic, war and terrorism.
As international physical, ecommerce, and omni-channel retail and other services grow, competition will intensify, including through adoption of evolving business models. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. The inability to hire, train, retain and manage sufficient required personnel may limit our international growth.
If we fail to maintain and expand our relationships with third-party platforms and sellers and buyers in our marketplace, our revenues and results of operations will be harmed.
Our business operations have relied on certain third-party ecommerce platforms, such as Rakuten in Japan, and Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S. and OTTO in Germany., and we still expect to be significantly influenced by these third-party ecommerce platforms in the foreseeable future.

Such third-party ecommerce platforms have significant influence over how transactions take place on their ecommerce platforms, including how purchase orders are fulfilled by indicating to consumers the preferred express delivery companies for orders placed. We may have to accommodate the demands and requirements from various third-party ecommerce platforms such as packing standards and the selection of specified shippers. Such demands and requirements may increase our costs or weaken our connection with our end customers.
Furthermore, approximately 76.4%, 81.5% and 79.5% of our GMV was generated from our GigaCloud Marketplace in 2021, 2022 and 2023, respectively. As a result, our ability to maintain relationships with and attract new third-party merchants, who are sellers and buyers trading on large parcel merchandise, to our marketplace is critical to our business operations and growth prospects. However, we may not be able to maintain our relationships with third-party ecommerce platforms or sellers and buyers due to a number of factors, some of which are beyond our control. For example, if the transaction volume or active users in our marketplace drop significantly, our third-party merchants may experience sales declines or shortage in products. As a result, they may not be able to generate profits or procure products as they expected, and thus choose not to renew their agreements with us. In addition, we may also be unable to continuously offer attractive terms or economic benefits to our sellers and buyers. As a result, our sellers and buyers may not be effectively motivated to sell or order more products or maintain relationships with us.
Even if we are able to maintain our relationships with sellers and buyers and attract more sellers and buyers to our marketplace, we are subject to various risks in connection with third-party merchants. If any third-party seller does not control the quality of the products that it sells in our marketplace or delivers products that are defective or materially different from description, the reputation of our online marketplace could be materially and adversely affected and we could face claims to hold us liable for the losses. Moreover, despite our efforts to prevent it, some products sold by the sellers in our online marketplace may compete with the products we sell directly, which may cannibalize our sales under our self-operated business. In order for our online marketplace to be successful, we must continue to identify and attract sellers and buyers, and we may not be successful in this regard. The occurrence of any of the above could have a material and adverse effect on our business, financial condition and results of operations.
Risks associated with the manufacturers of the products we sell as our own inventory could materially and adversely affect our financial performance as well as our reputation and brand.
We source products from third-party suppliers and manufacturers which we sell as our own inventory through GigaCloud Marketplace and also through off-platform ecommerce. We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, inflation, and other factors relating to our suppliers are beyond our control. As an example, the COVID-19 pandemic could adversely impact supplier facilities and operations due to extended holidays, factory closures and risks of labor shortages, among other things, which may materially and adversely affect our business, financial condition and results of operations.
Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, may be materially and adversely affected.
Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate applicable laws, regulations or our supplier code of conduct, or implement practices regarded as unethical, unsafe or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.
We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially and adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.
In addition, our business with foreign suppliers, particularly with respect to our international sites, may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments or discontinue selling to us altogether, any of which could ultimately reduce our revenues or increase our costs.
If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.
Our business model requires us to manage a large volume of inventory effectively. We procure products from third-party manufacturers and sell the products as our own inventory through our GigaCloud Marketplace and off-platform ecommerce. We depend on our demand forecasts for various kinds of products to make purchase decisions and to manage our inventory. Demand for products, however, can change significantly between the time inventory is ordered and the date by which we target to sell it. Demand may be affected by seasonality, new product launches, changes in product cycles and pricing, product defects, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our customers may not order products in the quantities that we expect. In addition, when we begin selling a new product, we may not be able to accurately forecast demand. The procurement of certain types of inventory may require significant lead time and prepayment, and they may not be returnable. If we are unable to anticipate or respond to changes in customer preferences or fail to bring products that satisfy new customer preferences to GigaCloud Marketplace and off-platform ecommerce in a timely manner, our results of operations, financial condition and liquidity could be adversely affected.
Our inventories was $81.4 million and $78.3 million as of December 31, 2021 and 2022, respectively, and further increased to $132.2 million as of December 31, 2023. Our annual inventory turnover days for our own inventory were 65 days in 2021, 71 days in 2022 and 77 days in 2023. Our inventory turnover days for a given period are equal to average balances of inventories calculated from the beginning and ending balances of the period divided by cost of product sales during the period and then multiplied by the number of days during the period. Shipping costs to procure our inventories, including ocean freight costs, are included in the balance of inventories and an increase in shipping costs may cause us to adjust our product prices upward, which may have affected consumer demand and further lengthened the inventory turnover days. We also acquired inventory from Noble House, which may further impact our inventory turnover days.
If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. To reduce our inventory level, we usually choose to sell certain of our products at lower prices, which may lead to lower gross margins. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. Any of the above may materially and adversely affect our results of operations and financial condition.
On the other hand, if we underestimate demand for our products, or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in missed sales, diminished brand loyalty and lost revenues, any of which could harm our business and reputation.

We depend on our relationships with third parties, including third-party trucking and freight service companies, and changes in our relationships with these parties could adversely impact our revenues and profits.
We rely on third parties to operate certain elements of our business. For example, we rely on third-party national, regional and local trucking and freight service companies to deliver our large parcel merchandise. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, political instability, military conflicts, labor activism, health epidemics or bioterrorism. For example, following the initial conflict between Israel and Hamas in the Middle East, the Houthi movement in Yemen, launched a number of attacks on marine vessels traversing the Red Sea causing significant operational disruptions for certain third-party business partners. The conflict is ongoing, and should it escalate or expand, it could result in delays, increased shipping and freight costs, and potential disruptions to the arrival of our products. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If parcels are not delivered in a timely fashion or are damaged during the delivery process by these third parties, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease using our cross-border fulfillment services or stop trading products through our marketplace, which would adversely affect our operating results.
We may not be successful in optimizing our warehouses and fulfillment network.
As of December 31, 2023, we had 33 large scale warehouses spreading across the U.S., Japan, the U.K., Germany and Canada. Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully from time to time result in excess or insufficient fulfillment capacity, increased costs and impairment charges, any of which could materially harm our business. As we continue to add warehouses and fulfillment capability, our fulfillment and logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
On March 9, 2024, one of our warehouses in Japan, suffered damages due to a warehouse fire. While we are still evaluating the impact caused by the warehouse fire, we estimated approximately $1.8 million in damages with respect to the cost of our inventory held at the warehouse. We have insurance coverage associated with the damages to the inventory and warehouse equipment. Furthermore, we have a total of four warehouses in Japan and we have shifted our warehouse operations in Japan to the other three warehouses to minimize any disruptions to our operations in Japan.
In addition, failure to optimize inventory in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We may be unable to adequately staff our warehousing network and customer service centers. As we maintain the inventory of other companies, the complexity of tracking inventory and operating our fulfillment network has further increased. Our failure to properly handle such inventory or the inability of the other businesses on whose behalf we perform inventory fulfillment services to accurately forecast product demand may result in our being unable to secure sufficient storage space or to optimize our warehouses and fulfillment network or cause other unexpected costs and other harm to our business and reputation.
Damage to our business reputation could have a material adverse effect on our growth strategy and our business, financial condition, results of operations and prospects.
Maintaining and enhancing our reputation is critical to expanding our base of customers, including attracting third-party ecommerce platforms to use our third-party logistics services and the sellers and buyers to trade in our marketplace. Our ability to maintain and enhance our reputation depends largely on our ability to maintain customer confidence in our service offerings, including by delivering parcels on time and without damage to end customers. If end customers do not have a satisfactory experience with our logistics services, our customers may seek out alternative logistics services from our competitors. Alternatively, if our sellers and buyers are not satisfied with the product selection or service offerings in our marketplace, they may not return to our marketplace in the future, or at all.
In addition, unfavorable publicity regarding, for example, reputational damage from short seller reports, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased total revenues, which could adversely affect our business, financial condition and results of operations. A significant portion of our customers’ experience also depends on third parties outside of our control, including trucking and freight service companies and other third-party delivery agents. If these third parties do not meet our or our customers’ expectations, our business reputation may suffer irreparable damage.
Customer complaints or negative publicity about our marketplace, products, delivery times, company practices, employees, customer data handling and security practices or customer support, especially on social media websites and in our marketplace, could rapidly and severely diminish buyers’ and sellers’ use of our marketplace and third-party ecommerce platforms’ confidence in us and result in harm to our reputation and brand.
Our efforts to launch new products or services may not be successful.
Our business success depends to some extent on our ability to expand our service offerings by launching new products and services and by expanding our existing offerings into new geographies. For example, we expanded into Germany for our third-party logistics services in 2018, and we launched GigaCloud Marketplace, our B2B marketplace, in 2019. In 2023, we completed two acquisitions as part of a strategic initiative for attracting more sellers and buyers on our GigaCloud Marketplace and expanding our solutions offerings. Launching new products and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our service offerings internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, purchase or lease warehouse, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenues from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new services or to expand our existing offerings could have a material adverse effect on our business, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
We have also entered and may continue to enter into new markets in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition or financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and results of operations may be materially and adversely affected.
The COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
The COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic and the various responses to it globally created significant volatility, uncertainty and economic disruption. During the COVID-19 pandemic, authorities across the U.S. and the globe implemented varying degrees of restriction on social and commercial activity. While these restrictions were largely lifted in 2023, some regions have seen a resurgence of COVID-19 cases resulting in consideration of reinstitution of certain protective measures.
The extent of the impact of a recurring COVID-19 pandemic, or other public health emergencies, on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful. Additionally, to the extent the COVID-19 pandemic or other outbreaks, epidemics, pandemics or public health crises adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section.
We are subject to risks related to online transactions and payment methods.
We accept payments using a variety of methods, including credit card, debit card, third-party online payment platforms such as Alipay, Payoneer and others, credit accounts (including promotional financing) and customer invoicing.

As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic fund transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.
We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. We may also suffer losses from other online transaction fraud, including fraudulent returns or chargebacks. If we are unable to detect or control credit card or transaction fraud, our liability for these transactions could harm our business, financial condition and operating results.
Our failure or the failure of third-party service providers on which we rely to protect our marketplace, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and substantially harm our business and operating results.
We have access to confidential information in our day-to-day operations. We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including personal information of the senders and recipients of the parcels, sensitive data, as well as other confidential and business proprietary information and trade secrets. The proper use and protection of confidential information are essential to maintaining customer trust in us and our services.
We are materially dependent upon our networks, information technology infrastructure and related technology systems to provide services to our customers and to manage our internal operations. Many of our customers require access to our services on a continuous basis and may be materially impaired by interruptions in our or our third-party service providers’ infrastructure. Our technology systems also process and store certain confidential information and data for the proper functioning of our network. Cybersecurity incidents and cyberattacks, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as AI, social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, on our system might result in a compromise to the technology that we use to protect confidential information. We may not be able to prevent third parties, especially hackers or other individuals or entities engaging in similar activities, from illegally obtaining confidential information in our possession. Such individuals or entities may engage in various other illegal activities using such information. Further, as parcels move through our network from pickup to delivery, a large number of personnel handles the flow of parcels and have access to significant amounts of confidential information. Some of these personnel may misappropriate the confidential information despite the security policies and measures we have implemented. In addition, most of the delivery and pickup personnel are not our employees, which makes it more difficult for us to implement sufficient and effective control over them. Additionally, other disruptions can occur, such as infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, exposed or unprotected customer data and the accidental or intentional disclosure of source code or other confidential information by former or current employees. Any such incidents could (i) interfere with the delivery of services to our customers, (ii) impede our customers’ ability to do business, (iii) compromise the security of infrastructure, systems and data, (iv) lead to the dissemination to third parties of proprietary information or sensitive, personal, or confidential data about us, our employees or our customers, including personal information of individuals involved with our customers and their end users and (v) impact our ability to do business in the ordinary course. If a breach or other security incident were to occur, it could expose us to increased risk of claims and liability, including litigation (such as class actions), regulatory enforcement, notification obligations and indemnity obligations, as well as loss of existing or potential customers, harm to our brand and reputation, increases in our security costs (including spending material resources to investigate or correct the breach or incident and to prevent future cybersecurity incidents), disruption of normal business operations, the impairment or loss of industry certifications and government sanctions (including debarment). Moreover, containing and remediating any IT system failure, cybersecurity attack or vulnerability may require significant investment of resources. Any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.
Similar security risks exist with respect to our third-party vendors that we rely on for aspects of our IT support services, pickup and delivery services, and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Our ability to monitor our third-party service providers’ data security is limited. As a result, we are subject to the risk that cyber-attacks on, or other cybersecurity incidents affecting, our third-party service providers may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other cybersecurity incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our services. Practices regarding the collection, use, storage, transmission and security of personal information have recently come under increased public scrutiny. Any failure or perceived failure by us to prevent cybersecurity incidents or to comply with privacy policies or privacy-related legal obligations could cause our customers to lose trust in us and our services. Any perception that the confidentiality or privacy of information is unsafe or vulnerable when using our services could damage our reputation and substantially harm our business, financial condition and results of operations.

The secure processing, storage, maintenance and transmission of critical customer and business information are vital to our operations and our business strategy. Although we devote significant resources to protecting such information and take what we believe to be reasonable and appropriate measures, including having a formal and dedicated IT department and limiting the amount of any data we store to non-sensitive customer information, such as zip codes and business addresses, to protect sensitive information from compromises such as unauthorized access, disclosure, or modification or lack of availability, our information technology and infrastructure may still be vulnerable to attacks by hackers or viruses or breached due to employee or human error, malfeasance or other disruptions. We may be exposed to significant monetary damages. Saved as the foregoing, we have not taken additional measures to mitigate the risks against cybersecurity in our supply chain based on third-party products, software, services and business. Further, a cybersecurity incident could require us to expend substantial additional resources relating to the security of our information systems and to provide required breach notifications to affected parties, diverting resources from other projects and disrupting our businesses. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
Real or perceived errors, failures or bugs in our services, software or technology could adversely affect our business, financial condition and results of operations.
Undetected real or perceived errors, failures, bugs or defects may be present or occur in the future in our solutions, software or technology or the technology or software we license from third parties, including open source software. Despite testing by us, real or perceived errors, failures, bugs or defects may not be found until our customers use our services. Real or perceived errors, failures, bugs or defects in our solutions could result in negative publicity, loss of or delay in market acceptance of our services and harm to our reputation and brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs or defects in our services could also impair our ability to attract new customers, retain existing customers or expand the customers’ use of our services, which could adversely affect our business, financial condition and results of operations.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
We may require additional cash capital resources in order to fund future growth and the development of our businesses, including expansion of our ecommerce platform, our third-party logistics services and any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets, governmental regulations over foreign investment and the ecommerce and logistics services industries. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes third-party logistics service providers, furniture stores, big box retailers, and online ecommerce platforms and marketplaces in the U.S., Asia and Europe. We compete with third-party logistics service providers based on a number of factors, including warehouse and infrastructure capacity, network stability, business model, operational capabilities, cost control and service quality. We also compete with other retailers and ecommerce platforms that offer large parcel merchandise for the variety and availability of products, number of users in the marketplace, flexibility in delivery options and freight rates.
Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater revenues and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in customer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenues from their customer bases more effectively than we do.
We may be subject to product liability claims and other similar claims if people or property are harmed by the products we sell or sold through our platform.
Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain product liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Fluctuations in the price or availability of fuel and uncertainty in third-party transportation capacity may adversely affect our transportation costs and operational results.
Our transportation costs mainly consist of fuel costs and transportation expenses incurred in relation to the use of third-party transportation services. The availability and price of fuel and third-party transportation capacity are subject to political, economic and market factors that are outside of our control. In 2021 and 2022, we continued to increase the use of self-owned and operated, cost-efficient high capacity trucks to replace some, but not all, of our third-party outsourced trucks to further enhance transportation efficiency. In the event of a significant increase in fuel prices and third-party transportation service charges, our transportation expenses may rise, and our gross profit may decrease if we are unable to adopt effective cost control measures or pass on incremental costs to our customers. As a result, our business, financial condition and results of operations may be adversely affected.
We face risks associated with parcels handled and transported through our network and risks associated with transportation.
We handle a large volume of parcels across our cross-border fulfillment network, and face challenges with respect to the protection and inspection of these parcels. Parcels in our fulfillment network may be stolen, damaged or lost for various reasons, and we may face actual or alleged liability for such incidents. In addition, we may fail to detect unsafe or prohibited/restricted items. Further, the big and bulky parcels handled by us are prone to damages, and may injure their recipients, harm our personnel and result in property damage. Failure to prevent prohibited or restricted items from entering our network may result in administrative or criminal penalties as well as civil liability for personal injury and property damage.
The transportation of parcels involves inherent risks. We have multiple warehouse personnel involved in our logistics operations at all times, who are subject to risks associated with logistics and transportation safety, including transportation-related injuries and losses at our warehouses or during the course of transportation. For example, our personnel may be involved in traffic accidents from time to time, resulting in personal injury and loss or damage to parcels carried by them. In addition, frictions or disputes may occasionally arise from the direct interaction of our personnel with parcel senders and recipients, which may result in personal injury or property damage if such incidents escalate. The insurance policies carried by us may not fully cover the damages caused by transportation-related injuries or losses.
Any of the foregoing could disrupt our services, cause us to incur substantial expenses and divert the time and attention of our management. We may face claims and incur significant liabilities if found liable or partially liable for any injuries, damages or losses. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. Government authorities may also impose significant fines on us or require us to adopt costly preventive measures. Furthermore, if our services are perceived to be unsafe by our end customers, ecommerce platforms and customers, our business volume may be significantly reduced, and our business, financial condition and results of operations may be materially and adversely affected.
Significant merchandise refunds and product warranty claims could have a material adverse effect on our business.
We allow our customers to claim refunds or product warranties for our 1P sales subject to our return policy. See “Item 1. Business—Logistics Network and Value-added Services—Warranties and Refunds.” If merchandise returns and product warranty claims are significant, our business, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns and warranties from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our reputation and brand.
Our business may be affected by increase in rental expenses or the termination of leases of our warehouses.
We lease properties to operate all of our warehouses, offices, ports and other pickup and delivery outlets. We may be subjected to increase in rental expenses. We may also not be able to successfully extend or renew such leases upon expiration, on commercially reasonable terms or at all, and may be forced to relocate the affected operations. Such relocation may disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. We may not be able to locate desirable alternative sites for our facilities as our business continues to grow and failure in relocating our operations when required could adversely affect our business and operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. Even if we are able to extend or renew the respective leases, rental payments may significantly increase as a result of the high demand for the leased properties.
Our business requires significant capital investments and a high level of working capital to sustain our operations and business growth.
We require significant capital investments in our business which consist of leasing and setting up warehouse facilities, technology, sorting and other types of equipment. These investments support both our existing business and anticipated growth. Forecasting projected volume involves many factors which are subject to uncertainty, such as general economic trends, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could have excess capacity or insufficient capacity, either of which would negatively affect our revenues and profitability. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to adverse economic conditions; however, these adjustments may not be sufficient to allow us to maintain our operating margins.
Our strategic investments or acquisitions may be unsuccessful.
We may acquire other assets, technologies, products and businesses that are complementary to our existing business or otherwise. We may also enter into strategic partnerships or cooperation agreements with other businesses to expand our marketplace. Negotiating these transactions can be time-consuming, challenging and expensive, and our ability to close these transactions may often be subject to regulatory approvals that are beyond our control. In addition, investments and acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to intangible assets, significant diversion of management attention and exposure to potential unknown liabilities of the acquired business. Moreover, the cost of identifying and consummating investments and acquisitions and integrating the acquired businesses into ours may be significant, and the integration of acquired businesses may be disruptive to our existing business operations. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may issue additional equity securities that would dilute our shareholders’ ownership interest, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur expenses or substantial liabilities, encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures, encounter difficulties in assimilating acquired operations, encounter diversion of management’s attention to other business concerns, and become subject to adverse tax considerations, substantial depreciation, impairment losses, or deferred compensation charges. If our investments and acquisitions are not successful, our business, financial condition, results of operations and prospects may be materially and adversely affected.
We rely on the performance of members of management and highly skilled IT personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and other key personnel. We are highly dependent upon our senior management, particularly our chief executive officer, as well as our vice presidents and other members of our senior management team. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
The increasing scale of our business also requires us to hire and retain a wide range of capable and experienced personnel and technology talents who can adapt to a dynamic, competitive and challenging business environment. Competition for talents is intense, and the availability of suitable and qualified candidates is limited in the jurisdictions in which we operate. Competition for talents, together with inflation, could cause us to offer higher compensation and other benefits to attract and retain them, which further increase our labor cost. Even if we were to offer higher compensation and other benefits, these individuals may not choose to join or continue to work for us. Any failure to attract or retain key management and personnel could severely disrupt our business and growth.
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our business strategies. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and personnel in the future. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
We rely on a wide portfolio of intellectual property to operate our businesses and we may not be able to effectively protect these intellectual property and proprietary rights against infringement, misappropriation or other violations, or efforts to safeguard our intellectual property may be costly.
We rely on a combination of trademark, copyright and trade secret protection laws in the U.S., the PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we rigorously control access to our technology and information. However, we cannot guarantee that we have entered into confidentiality agreements with each party that may have or have had access to our trade secrets or proprietary information. Such agreements may be breached by counterparties, who may disclose our proprietary information, including our trade secrets, or claim ownership in intellectual property that we believe is owned by us, and there may not be adequate remedies available to us for any such breach. In addition, we do not enter into intellectual property assignment agreements in the ordinary course, and we rely on the intellectual property rights we obtain from our employees by operation of law. The intellectual property rights we obtain by operation of law may not extend to all intellectual property rights developed by our employees and contractors, and individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property rights. We therefore may not possess ownership rights in all intellectual property rights that we regard as our own or that are necessary for the conduct of our business.

Intellectual property protection may not be sufficient in the regions in which we operate. Our trademarks or other intellectual property rights may be challenged by others through administrative process or litigation, and our pending trademark applications may not be allowed. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly, and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation and some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. Furthermore, it is often difficult to maintain and enforce intellectual property rights in the PRC. Statutory laws and regulations in the PRC are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or the intellectual properties licensed from third parties, or to enforce our contractual rights in the PRC and other jurisdictions in which we operate.
In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third parties, we would have no right to prevent them from using that technology or information to compete with us. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own have from time to time been and may continue to be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered “GIGACLOUD TECHNOLOGY” and “大健云仓” in mainland China and Hong Kong. We also acquired valuable intangible assets from the acquisitions of Noble House and Wondersign. If we apply to register these trademarks in other countries and/or other trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all; further, our registered trademarks may not be maintained or enforced. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products and technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulties in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. In addition, over the long term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially and adversely impacted.
We may be accused of infringing, misappropriating or otherwise violating the intellectual property rights of third parties.
The ecommerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may be subject to claims and litigation by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights. Furthermore, under our current marketplace, the products offered in our marketplace are supplied by third-party merchants, who are separately responsible for sourcing the products that are sold in our marketplace. We have been and may continue to be subject to allegations, and may in the future be subject to lawsuits, claiming that products listed or sold through our marketplace by third-party merchants are counterfeit, unauthorized, illegal, or otherwise infringe, misappropriate or violate third-party copyrights, trademarks, patents or other intellectual property rights, or that content posted on our user interface contains misleading information on description of products and comparable prices in the U.S., China or any other jurisdictions in which we have operations. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. Further, the application and interpretation of China’s intellectual property laws and the procedures and standards for granting intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business, financial condition and results of operations.
Legal claims regarding intellectual property rights are subject to inherent uncertainties due to the oftentimes complex issues involved, and we cannot be certain that we will be successful in defending ourselves against such claims. In addition, whereas we currently do not own or in-license any patents, some of our larger competitors have extensive portfolios of issued patents. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from conducting our business as we have historically done or may desire to do in the future. We may also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology or intellectual property, which could require significant effort and expense and may ultimately not be successful.
We have received in the past, and we may receive in the future, communications alleging that certain items posted on or sold through our marketplace infringe, misappropriate or otherwise violate third-party copyrights, designs, marks and trade names or other intellectual property rights or other proprietary rights. Brand and content owners and other proprietary rights owners have actively asserted their purported rights against online companies. In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit or infringing products. Such claims, whether or not meritorious, may result in the expenditure of significant financial, managerial and operational resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have violated their rights, but such licenses may not be available on terms acceptable to us, or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
Furthermore, we use open source software in connection with our GigaCloud Marketplace. Companies that incorporate open source software into their products and services have, from time to time, faced claims challenging the ownership of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Additionally, the use and distribution of open source software can lead to greater risks than the use of third-party commercial software, and some open source projects have known vulnerabilities and open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. These claims could also result in litigation, which could be costly to defend, and if portions of our software are determined to be subject to an open source license or if the license terms for the open source software that we incorporate change, we could be required to publicly release or disclose our source code or pay damages for breach of contract or cease offering the implicated services unless and until we can re-engineer all or a portion of our software, including GigaCloud Marketplace, in a manner that avoids infringement or otherwise change our business, any of which could reduce or eliminate the value of our services and adversely affect our business. The re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. Further, we could be required to seek licenses from third parties to continue using certain software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, which may not be available to us on commercially reasonable terms or at all. Any of the foregoing could be harmful to our business, financial condition and results of operations.

We are subject to legal and regulatory proceedings from time to time in the ordinary course of our business.
We are, and may in the future be, subject to claims, lawsuits including class actions and individual lawsuits, government investigations, and other proceedings relating to intellectual property, consumer protection, privacy, labor and employment, import and export practices, competition, securities, tax, marketing and communications practices, commercial disputes, and other matters. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our services have increased in complexity.
Moreover, becoming a public company may have raised our public profile, which may result in increased litigation as well as increased public awareness of any such litigation. There is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. In the future, we may also be accused of having, or be found to have, infringed, misappropriated or otherwise violated third-party intellectual property rights.
Regardless of the outcome, legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations, or pay substantial amounts to the other party and could materially and adversely affect our business, financial condition and results of operations.
For information about a currently pending legal proceeding, see “Items 3. Legal Proceedings.”
Our insurance coverage may not be sufficient to cover all the risks which our operations are exposed to and therefore we are susceptible to significant liabilities.
We have limited insurance coverage. We do not maintain business interruption insurance, cybersecurity insurance or general third-party liability insurance, nor do we maintain key-man life insurance. Although we maintain certain general liability insurance for our warehouses, we cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.
Trade restrictions could materially and adversely affect our business, financial condition and results of operations.
We are focused on facilitating B2B ecommerce transactions for large parcel merchandise. Our cross-border logistics services may be affected by trade restrictions implemented by countries or territories in which our customers are located or in which our customers’ products are manufactured or sold.
For example, we are subject to risks relating to changes in trade policies, tariff regulations, embargoes or other trade restrictions adverse to our customers’ business. Actions by governments that result in restrictions on movement of parcels or otherwise could also impede our ability to carry out our cross-border ecommerce solutions and logistics services. In addition, international trade and political issues, tensions and conflicts may cause delays and interruptions to cross-border transportation and result in limitations on our insurance coverage. If we are unable to connect our global customers to each other in our marketplace or provide solutions to transporting parcels to and from countries with trade restrictions in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.
Any lack of requisite approvals, licenses or permits applicable to our business operations may harm our business.
We may not be able to obtain all the licenses and approvals that may be deemed necessary to operate our business. Because we operate in multiple jurisdictions, the relevant laws and regulations, as well as their interpretations, could be different from those in the U.S. This can make it difficult to know which licenses and approvals are necessary, or the processes for obtaining them. For these same reasons, we also cannot be certain that we will be able to maintain the licenses and approvals that we have previously obtained, or that once they expire we will be able to renew them. We cannot be sure that our interpretations of the rules and their exemptions have always been or will be consistent with those of the local regulators.
As we expand our businesses, we may be required to obtain new licenses and will be subject to additional laws and regulations in the markets we plan to operate in. If we fail to obtain, maintain or renew any required licenses or approvals or make any necessary filings or are found to need licenses or approvals that we believed were not necessary or we were exempted from obtaining, we may be subject to various penalties, such as confiscation of the revenues or assets that were generated through the unlicensed business activities, imposition of fines, suspension or cancellation of the applicable license, written reprimands, termination of third-party arrangements, criminal prosecution and the discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, financial condition and results of operations.
We have granted and expect to continue to grant share-based awards in the future under our share incentive plans, which may result in increased share-based compensation expenses.
We adopted the 2008 share incentive plan in 2008, together with the amendments thereto, the “2008 Plan,” for the purpose of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. As of December 31, 2023, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2008 Plan was 2,513,743 ordinary shares. We are authorized to grant options, share appreciation rights, share awards of restricted shares and non-restricted shares and other types of awards as the administrator of the 2008 Plan decides.
In March 2017, our shareholders and board of directors approved and adopted the 2017 share incentive plan, together with the amendments thereto, the “2017 Plan.” As of December 31, 2023, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2017 Plan was 7,180,928 ordinary shares, subject to an annual increase on the first day of each fiscal year beginning January 1, 2023 and ending on and including January 1, 2027 according to a formula set forth in the 2017 Plan. We are authorized to grant options, share appreciation rights, dividend equivalent rights, restricted shares, restricted share units or other rights or benefits under the 2017 Plan.
We account for compensation costs for all share options using a fair value-based method and recognize expenses in our consolidated statements of comprehensive income in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As of December 31, 2023, awards to purchase an aggregate of 6,852,035 ordinary shares under the 2008 Plan and the 2017 Plan were granted, excluding awards that were forfeited, repurchased, cancelled, lapsed, settled or otherwise expired after the relevant grant dates. As a result of these grants, we incurred share-based compensation of $9.7 million, $9.2 million and $2.5 million in 2021, 2022 and 2023, respectively. We will incur additional share-based compensation expenses in the future as we continue to grant share-based incentives. We believe the granting of share-based compensation is of significant importance to our ability to attract and retain key personnel and employees, and we will continue to grant share-based compensation to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.
We could be held liable if our GigaCloud Marketplace is used for fraudulent, illegal or improper purposes such as money laundering.
Although we have taken and continue to take measures, our GigaCloud Marketplace is susceptible to potentially illegal or improper uses, which could damage our reputation and subject us to liability. These may include the use of our marketplace in connection with fraudulent sales of merchandise and other intellectual property piracy, money laundering, bank fraud and prohibited sales of restricted products. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud, and incidents of fraud could increase in the future. We could be subject to fraud claims if confidential information obtained from our users is used for unauthorized purposes.
Our risk management policies and procedures may not be fully effective in identifying, monitoring and managing these risks. We are not able to monitor in each case the sources of funds for our digital financial services platform users, or the ways in which they are used. An increase in fraudulent transactions or publicity regarding payment disputes could harm our reputation and reduce customers’ confidence in our marketplace and solutions.
Natural disasters, pandemics, epidemics, acts of war, terrorist attacks and other events could materially and adversely affect our business.

Severe weather conditions and other natural or man-made disasters, including storms, floods, fires, earthquakes, epidemics, pandemics, conflicts, unrest, terrorist attacks, war, labor unrest, and/or other political instability (including, without limitation, the ongoing conflicts between Russia and Ukraine and Israel and Hamas), may disrupt our business and result in decreased revenues. For example, following the initial conflict between Israel and Hamas, the Houthi movement in Yemen launched a number of attacks on marine vessels traversing the Red Sea causing disruptions for operations across the impacted region. In addition, these types of events could negatively impact ocean transportation and consumer spending in the impacted regions or, depending upon the severity, globally. Customers may reduce their demand for logistics services or shipments, or our costs to operate our business may increase, either of which could have a material adverse effect on us. On March 9, 2024, one of our warehouses in Japan suffered damages due to a warehouse fire. Although we have insurance coverage associated with the damages to the inventory and warehouse equipment and we can still utilize our other three warehouses in Japan with alternative plans to minimize any disruptions to our operations in such warehouse with fire, we may still have some impacts in our warehouse operations. Any such events affecting one of our major facilities could result in a significant interruption in or disruption of our business, financial condition and results of operations.
Government regulation of the Internet and ecommerce in the U.S. and globally is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce in the U.S. and globally. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure or perceived failure by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business. Further, if we enter into new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.
Increasing focus with respect to environmental, social and governance matters may impose additional costs on us or expose us to additional risks. Failure to comply with the laws and regulations on environmental, social and governance matters may subject us to penalties and adversely affect our business, financial condition and results of operations.
The governments globally and public advocacy groups have been increasingly focused on environment, social and governance, or ESG, issues in recent years, making our business more sensitive to ESG issues and changes in governmental policies and laws and regulations associated with environment protection and other ESG-related matters. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, increased focus from investors and the governments globally on ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. In addition, there is also uncertainty regarding potential laws, regulations and policies related to ESG and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Any ESG concern or issue and changes in the legal or regulatory environment affecting ESG and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, could increase our regulatory compliance costs. If we do not adapt to or comply with the evolving expectations and standards on ESG matters from investors and the governments globally or are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and the business, financial condition and the price of our Class A ordinary shares could be materially and adversely affected.
We are subject to U.S., PRC and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in the global markets. We could face criminal liability and other serious consequences for violations, which could harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. We are also subject to anti-bribery laws in the PRC that generally prohibit companies and their intermediaries from making payments to government officials for the purpose of obtaining or retaining business or securing any other improper advantage. State and national anti-corruption laws are interpreted broadly and prohibit companies and their employees and agents from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third-party carriers outside of the U.S. to deliver our parcels internationally and/or other third-party agents to obtain necessary permits, licenses, patent registrations and other regulatory approvals in new geographic areas which we are expanding into. We can be held liable for the corrupt or other illegal activities of our employees, agents and third-party carriers, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We are subject to stringent and changing privacy laws, regulations and standards as well as contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the U.S., various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA which provides privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA has prompted a wave of new data privacy laws in other states that share similarities with the CCPA, and similar laws have been proposed in additional states and at the federal level.
In the PRC, the PRC regulatory and enforcement regime with regard to cybersecurity, data security and data protection is constantly evolving and can be subject to significant change, making the extent of our obligations in that regard uncertain. In November 2016, the Standing Committee of the National People’s Congress of the PRC, or the Standing Committee of the NPC, promulgated the PRC Cybersecurity Law, which took effect on June 1, 2017. The PRC Cybersecurity Law provides that network operators shall take technical and other necessary measures as required by laws, regulations, and mandatory requirements to safeguard the operation of networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data. In June 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law sets forth data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should be for the purpose and within the limit that is prescribed by applicable laws and regulations. The PRC Data Security Law also provides that the government will establish a security review procedure for data-related activities that affect or may affect national security. In July 2021, the PRC State Council promulgated the Regulations on Security Protection of Critical Information Infrastructure, which took effect on September 1, 2021. Pursuant to these regulations, critical information infrastructure means key network facilities or information systems of critical industries or sectors, such as public communication and information service, energy, transportation, water conservancy, finance, public services, e-government affairs and national defense science, technology and industry, the damage, malfunction or data leakage of which may seriously endanger national security, people’s livelihood and public interests. Furthermore, in July 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, or the Opinions on Strictly Cracking Down on Illegal Securities Activities, according to which, among other things, relevant governmental authorities are required to improve laws and regulations related to data security, cross-border data transmission, and management of confidential information. In August 2021, the Standing Committee of the NPC promulgated the PRC Personal Information Protection Law, which integrates the scattered rules with respect to personal information rights and privacy protection and took effect on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information within mainland China as well as certain personal information processing activities outside of mainland China, including those for the provision of products and services to natural persons within mainland China or for the analysis and assessment of acts of natural persons within mainland China. Furthermore, the PRC Personal Information Protection Law steps up the protection for personal information and imposes additional requirements in terms of its processing. As the interpretation and implementation of the PRC Personal Information Protection Law remain uncertain, we cannot assure you that we will be deemed to fully comply with the PRC Personal Information Protection Law in all respects, and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing personal information.
On December 28, 2021, the Cyberspace Administration of China, or the CAC, together with other authorities, jointly promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022 and simultaneously superseded and replaced the cybersecurity review measures that had been in effect since June 2020. According to the Measures for Cybersecurity Review, critical information infrastructure operators that procure internet products and services and network platform operators engaging in data processing activities should be subject to cybersecurity review if their activities affect or may affect national security. The Measures for Cybersecurity Review also expand the cybersecurity review to network platform operators possessing personal information of more than one million users if such operators seek to list on a foreign stock exchange. In addition, relevant PRC regulatory authorities may initiate cybersecurity review if they determine that an operator’s network products or services or data processing activities affect or may affect national security.
On November 14, 2021, the CAC published the Regulations on the Administration of Network Data Security (Draft for Comments), or the Draft Network Data Security Regulations, for public comments until December 13, 2021. The Draft Network Data Security Regulations provide that data processors refer to individuals or organizations that, during their data processing activities such as data collection, storage, utilization, processing, transmission, provision, publication and deletion, have autonomy over the purpose and the manner of data processing. In accordance with the Draft Network Data Security Regulations, a data processor must apply for a cybersecurity review for certain activities, including, among other things, (i) merger, reorganization or division of such internet platform operator that has acquired a large number of data resources related to national security, economic development or public interests, which affects or may affect national security and (ii) any other data processing activity that affects or may affect national security. However, there have been no clarifications from the relevant authorities as of the date of this annual report as to the standards for determining whether an activity is one that “affects or may affect national security.” In addition, the Draft Network Data Security Regulations stipulate that data processors that process “important data” or are listed overseas must conduct an annual data security assessment, either by itself or through a data security service provider, and must submit the assessment report of a given year to the relevant municipal cybersecurity department by the end of January of the following year. As of the date of this annual report, the Draft Network Data Security Regulations have been released for public comment only, and its final provisions and adoption are subject to uncertainties.

As of the date of this annual report, we have not been involved in any formal investigations on cybersecurity or data security initiated by related governmental regulatory authorities, and we have not received any inquiry, notice, warning or sanction in such respect. However, as the Measures for Cybersecurity Review were newly adopted, and the Draft Network Data Security Regulations have not been adopted, there remains uncertainty in the interpretation and enforcement of such PRC cybersecurity and data security laws and regulations. Thus, we cannot assure you whether we would be subject to a cybersecurity review requirement, and if so, that we would be able to pass such review. If the authorized PRC regulatory body subsequently determines that we are required to go through such cybersecurity review or if any other PRC government authorities promulgate any interpretation or implementation rules that would require us to go through a cybersecurity review, we may fail to complete such cybersecurity review procedures in a timely manner, or at all. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business and website closure as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.
On July 7, 2022, the CAC issued the Measures for Security Assessment of Cross-border Data Transfer, which took effect on September 1, 2022. According to these measures, in addition to the requirement to conduct self-assessment on the risks of the outbound data transfer, to provide data abroad under any of the following circumstances, a data processor must apply to the national cyberspace department for data security assessment through the provincial-level cyberspace administration authority: (i) outbound transfer of important data by a data processor; (ii) outbound transfer of personal information by a critical information infrastructure operator or a personal information processor who has processed the personal information of more than one million people; (iii) outbound transfer of personal information by a personal information processor who has made outbound transfers of the personal information of 100,000 people cumulatively or the sensitive personal information of 10,000 people cumulatively since January 1 of the previous year; and (iv) other circumstances where an application for the security assessment of an outbound data transfer is required as prescribed by the national cyberspace administration authority.
On September 12, 2022, the CAC issued the Notice on Seeking Public Comments on the Decision to Amend the Cybersecurity Law of the People’s Republic of China (Draft for Comments), or the Draft Decision to Amend the Cybersecurity Law. According to the Draft Decision to Amend the Cybersecurity Law, the violations of the Cybersecurity Law might be subject to more severe punishment if the Draft Decision to Amend the Cybersecurity Law is implemented in its current form. Specifically, the Draft Decision to Amend the Cybersecurity Law enhanced the punishment against violations of the network operation security obligation, the critical information infrastructure operation security obligation, and the network information security obligation by increasing the upper limits of the fines and imposing additional punishment. The Draft Decision to Amend the Cybersecurity Law also enhanced the punishment against personal information infringement by referencing to the punishment under applicable laws which would include relevant punishment under the PRC Personal Information Protection Law.
Furthermore, in the EU and the U.K., the collection and use of personal data are governed by the provisions of the GDPR in addition to other applicable laws and regulations. The GDPR imposes strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR regulates cross-border transfers of personal data out of the EEA and the U.K., including the U.S. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised standard contractual clauses for existing arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million/GBP 17.5 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. In Hong Kong, the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong), or the PDPO, applies to data users, such as our business, that control the collection, holding, processing or use of personal data in Hong Kong. We are subject to the general requirements under the PDPO, including the need to obtain the prescribed consent of the data subject and to take all practicable steps to protect the personal data held by data users against unauthorized or accidental access, loss or use. Breaches of the PDPO may lead to a variety of civil and criminal sanctions, including fines and imprisonment. In addition, data subjects have a right to bring proceedings in court to seek compensation for damage. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.
Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar tracking technologies, and individuals may be required to “opt-in” to their placement for the purposes of marketing. We are also subject to evolving EU and U.K. privacy laws on cookies, tracking technologies and e-marketing. In the EU and the U.K. under national laws derived from the ePrivacy Directive , informed consent is required for the placement of a cookie on a user’s device and for direct electronic marketing which prohibits pre-checked consents and imposes a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent guidance, court cases and regulatory and consumer group-led action are driving increased attention to compliance with these rules. Increased enforcement of these strict requirements could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective hosts and guests, and thus materially and adversely affect our business, results of operations and financial condition. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable laws and regulations, or similar laws and regulations in the jurisdictions in which we operate relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are subject to, and likely will be subject in the future, to further stringent and changing laws, regulations and standards relating to the provision of platforms, services and goods online. With regard to the current legislation in this area, our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects. We may also need to spend significant time and resources on understanding upcoming legislation in this area and considering and implementing changes to our websites, processes, policies and procedures in order to become compliant with current and future legislation.
We are, and are likely increasingly to become, subject to various laws and regulations, as well as contractual obligations, relating to the provision of goods and services online, online platforms, e-commerce and online contracts, online advertising and the online provision of information and the regulation of online content, in the context of both the B2B and B2C aspects of our business. There is a body of legislation in this area with which we are already required to comply, including the E-Commerce Directive 2000/31/EC, the Consumer Rights Directive 2011/83/EU, as amended by the Directive on better enforcement and modernization of EU consumer protection (EU) 2019/2161 (and member state implementing legislation in each case) and the Electronic Commerce (Amendment etc.) (EU Exit) Regulations 2019, among others. In addition to the current legislative framework, this is an area of current legislative focus for a number of jurisdictions, including the EU and the U.K. For example, on November 16, 2022, the DSA came into force in the EU. The majority of the substantive provisions of the DSA took effect on February 17, 2024. The DSA governs, among other things, the potential liability for illegal services or content on the platform, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). In particular, obligations to diligence the services offered on the platform could require significant additional resource.In addition, on October 26, 2023, the Online Safety Act was enacted into law. The Online Safety Act establishes a new regulatory regime to address illegal and harmful content online, including fines and other sanctions in the event of non-compliance. Other jurisdictions, including France, Germany, Singapore and Australia, have each already passed legislation addressing online harms. As such, this regulatory landscape is changing rapidly and becoming increasingly vigorous. The extent of the obligations (at least in certain jurisdictions) and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and the EU. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our online and e-commerce practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations in this area could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action litigation in certain jurisdictions, which could subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
Risks Related to Our Corporate Structure
You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.
We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands, which we refer to as the Companies Act below, and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands have a less developed body of securities laws than the U.S. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the U.S.
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of lists of shareholders of these companies. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
As a result of all of the above, our public shareholders may have more difficulties in protecting their interests in the face of actions taken by our management, our board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the U.S.
Risks Related to Doing Business in China
We could be adversely affected by political tensions between the U.S. and the PRC.
During 2018 and 2019, both the PRC and the U.S. each imposed tariffs that have adversely affected trade between the two countries. Although the U.S. and the PRC reached a Phase One trade deal in January 2020, there was no Phase Two trade deal implemented and most of the tariffs imposed remain in place, while uncertainty persists in the trade relationship between the two countries that impacts the global trade landscape. Although most of third-party suppliers for our 1P inventory are located in Southeast Asian countries and our 3P sellers are typically responsible for any export taxes and tariffs, we are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.
Political tensions between the U.S. and the PRC have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC, U.S. export restrictions regarding China, restrictions on U.S. investments in designated “Communist Chinese Military Companies,” and the executive orders issued by former U.S. President Donald J. Trump that seek to prohibit certain transactions with ByteDance Ltd., Tencent Holdings Ltd., developers of certain software applications and the respective subsidiaries of such companies, as well as the Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation and Other Measures promulgated by China’s Ministry of Commerce, or MOFCOM, on January 9, 2021, which will apply to situations where the extra-territorial application of foreign legislation and other measures, in violation of international law and the basic principles of international relations, unjustifiably prohibits or restricts the citizens, legal persons or other organizations of China from engaging in normal economic, trade and related activities with a third State (or region) or its citizens, legal persons or other organizations. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting companies with operations in the PRC from accessing U.S. capital markets. If any such deliberations were to materialize, the resulting legislation may have a material and adverse impact on the stock performance of issuers with operations in the PRC listing in the U.S. It is unclear if this proposed legislation would be enacted.
A substantial part of our revenues is derived from the U.S., and we are required to comply with the U.S. laws and regulations. However, we may be affected by future changes in the U.S. export control and other laws and regulations. If we were unable to transfer our parcels to and out of the U.S., our business, results of operations and financial condition would be materially and adversely affected.
Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
Our PRC Subsidiaries primarily perform cost functions and internal operational functions. Accordingly, our business, financial condition and results of operations are affected to an extent by economic, political and legal developments in the PRC.
The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. While the PRC economy has experienced significant growth in the past decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for any of our potential products, and consequently have a material adverse effect on our businesses, financial condition and results of operations.
There are uncertainties regarding the PRC legal system.
A portion of our business operations is conducted in the PRC as our PRC Subsidiaries primarily perform cost functions and internal operational functions in the PRC and is governed by PRC laws, rules and regulations. Our PRC Subsidiaries are subject to laws, rules and regulations applicable to foreign investment in the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.
In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in the PRC. However, the PRC's legal system is developing, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in the PRC or may be subject to interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the PRC laws, rules and regulations sometimes give the relevant regulator discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and mainland China is geographically large and divided into various provinces and municipalities. As such, different policies and rules may have different application and interpretations in different area of mainland China, and it is possible that we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
Any administrative and court proceedings in the PRC may result in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy . These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.
We operate our GigaCloud Marketplace through our Hong Kong Subsidiary. If the PRC government were to extend its oversight into companies in Hong Kong, our Hong Kong Subsidiary may be subject to additional regulations which could have a material effect on our business operations.

We launched our GigaCloud Marketplace under our Hong Kong Subsidiary, GigaCloud Technology (HongKong) Limited (formerly known as Giga Cloud Logistics (Hong Kong) Limited), in 2019. Our PRC Subsidiaries perform cost functions and internal operational functions, but our PRC Subsidiaries do not generate revenue in mainland China, except for the revenue generated from inter-group related party transactions. Accordingly, the laws and regulations of the PRC have an impact on the operational and procurement aspects of our business. Pursuant to the Basic Law of the Hong Kong Special Administrative Region, or the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which shall be confined to laws relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong). Whilst the National People’s Congress of the PRC, or the NPC, has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law, including the PRC Data Security Law and the Measures for Cybersecurity Review, do not apply to our businesses in Hong Kong, other than those provisions of the PRC laws which apply to activities conducted outside of mainland China.
As of the date of this annual report, our Hong Kong Subsidiary has not received any inquiry or notice or any objection from any PRC authority in connection with our operations in Hong Kong. In light of recent statements and regulatory actions by the PRC government related to the PRC’s extension of authority into Hong Kong, there is risk that the PRC government may influence our operations in Hong Kong, as our operations in Hong Kong are subject to political and economic influence from the PRC government. Our Hong Kong Subsidiary may be subject to such direct influence from the PRC government in the future due to changes in laws or other unforeseeable reasons. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, were to become applicable to our Hong Kong Subsidiary in the future, the application of such laws and regulations may have a material adverse impact on our business operations in Hong Kong. For example, if the PRC Data Security Law were to apply to our Hong Kong Subsidiary, our Hong Kong Subsidiary may be subject to more data security and privacy obligations imposed by the PRC government, and our Hong Kong Subsidiary may be required to obtain licenses for the operation of our ecommerce platform GigaCloud Marketplace and be subject to regulations restricting or prohibiting foreign ownership. Further, the rules and regulations and the enforcement thereof in China can change quickly. In light of recent statements and regulatory actions by the PRC government related to the PRC’s extension of authority into Hong Kong, there is also risk that the PRC government may influence our operations in mainland China and Hong Kong and that our Hong Kong Subsidiary and PRC Subsidiaries may be subject to such direct influence in the future due to changes in laws or other unforeseeable reasons. Any such actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in mainland China- and Hong Kong-based issuers could significantly change our Hong Kong Subsidiary’s ability to conduct its business and operate our GigaCloud Marketplace in its current form, which could result in a material change in our operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or in extreme cases, become worthless.
Implementation of the Law of the PRC on Safeguarding National Security in Hong Kong involves uncertainty, and the recent policy pronouncements by the PRC government regarding business activities of U.S.-listed PRC businesses may negatively impact GigaCloud Group’s existing and future operations in Hong Kong.
On June 30, 2020, the Standing Committee of the NPC promulgated the Law of the PRC on Safeguarding National Security in Hong Kong. The interpretation of the Law of the PRC on Safeguarding National Security in Hong Kong involves a degree of uncertainty.
Recently, the PRC government announced that it would step up supervision of overseas-listed PRC businesses. Under the new measures, the PRC government will enhance regulation of cross-border data transmission and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. The PRC government will also check sources of funding for securities investment and control leverage ratios. The PRC government has also opened a probe into several U.S.-listed technology companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the PRC Data Security Law, how companies collect, store, process and transfer personal data. Currently these laws (other than the Law of the PRC on Safeguarding National Security in Hong Kong) are expected to apply to mainland China domestic businesses, rather than businesses in Hong Kong, which operate under a different set of laws from mainland China. However, there can be no assurance that the government of Hong Kong will not enact similar laws and regulations applicable to companies operating in Hong Kong.
GigaCloud Group is a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise and our global marketplace seamlessly connects manufacturers, primarily in Asia, with resellers, primarily in the U.S., Asia and Europe. We also operate warehouses in five countries across the U.S., Japan, the U.K., Germany and Canada. Although none of our business activities appears to be within the current targeted areas of concern mentioned above by the PRC government, in light of the recent statements and regulatory actions by the PRC government related to the PRC's extension of authority into Hong Kong, there are risks and uncertainties which we cannot foresee for the time being. For example, the government of Hong Kong may enact similar laws and regulations as those in the PRC, which may seek to exert control over offerings conducted overseas by Hong Kong companies. If any or all of the foregoing were to occur, it could lead to a material adverse change in GigaCloud Group’s operations and limit or hinder our ability to offer securities to overseas investors or remain listed in the U.S., which could cause the value of our securities to significantly decline or become worthless.
If the approval, filing or other administration requirements of the China Securities Regulatory Commission, or the CSRC, the CAC, or other PRC governmental authorities are applicable to our offshore securities offerings, we cannot assure you that we will be able to obtain such approvals or complete such filings. In addition, complex regulatory procedures applicable to foreign investors conducting acquisitions in China could make it difficult for us to grow through acquisitions.
On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Taxation Administration of PRC, or the SAT, the State Administration for Industry and Commerce, currently known as the State Administration for Market Regulation, or the SAMR, the CSRC, and the State Administration of Foreign Exchange, or the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle that is controlled by PRC domestic companies or individuals and that has been formed for the purpose of an overseas listing of securities through acquisitions of PRC domestic companies or assets to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The interpretation and application of the M&A Rules remain unclear, and our offshore offerings may ultimately require approval of the CSRC under the M&A Rules. If the CSRC approval under the M&A Rules is required, it is uncertain whether we can or how long it will take us to obtain the approval and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or delay in obtaining the CSRC approval for any of our offshore offerings under the M&A Rules, or a rescission of such approval if obtained by us, would subject us to sanctions imposed by the CSRC or other PRC regulatory authorities that may materially and adversely affect our business, financial condition, and results of operations.
On February 17, 2023, the CSRC promulgated the Trial Measures for Overseas Listing and the Guidelines for Overseas Listing, or the Filing Rules, which became effective on March 31, 2023. According to the Filing Rules, a PRC domestic company that seeks to offer and list securities in overseas markets are required to fulfill the filing and reporting requirements with the CSRC if it meets both of the following criteria: (i) any of the operating revenue, total profits, total assets or net assets of the PRC Subsidiaries accounts for more than 50% of the corresponding item in its audited consolidated financial statements for the most recent fiscal year ; and (ii) the main parts of its operating activities are conducted in mainland China, or the principal operation premises are located in mainland China, or the majority of senior management personnel in charge of its business operations and management are PRC citizens or have habitual residences located in mainland China. While we do not believe we satisfy either of the criteria, the Filing Rules further stipulate that the applicability of the Filing Rules shall be determined on a substance-over-form basis. Given that the Filing Rules were recently promulgated, there are uncertainties as to the implementation and interpretation, and how they will affect our future offerings and other financing activities. Particularly, if we are subject to the Filing Rules, we will be required to submit post-issuance filings with respect to our follow-on offerings, issuance of convertible and exchangeable bonds, and other equivalent offering activities. In addition, if we are subject to the Filing Rules but fail to complete such filings with the CSRC in a timely manner or at all, our ability to raise capital through future offering or financing activities will be impacted.
On December 28, 2021, the CAC, together with other authorities, jointly promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022 and simultaneously superseded and replaced the cybersecurity review measures that had been in effect since June 2020. According to the Measures for Cybersecurity Review, network platform operators possessing personal information of more than one million users if such operators seek to list on a foreign stock exchange will be subject to the cybersecurity review. In addition, relevant PRC regulatory authorities may initiate cybersecurity review if they determine that an operator’s network products or services or data processing activities affect or may affect national security.
On November 14, 2021, the CAC published the Draft Network Data Security Regulations for public comments. In accordance with the Draft Network Data Security Regulations, data processors that process “important data” or are listed overseas must conduct an annual data security assessment, either by itself or through a data security service provider, and must submit the assessment report of a given year to the relevant municipal cybersecurity department by the end of January of the following year. As of the date of this annual report, the Draft Network Data Security Regulations have been released for public comment only, and its final provisions and adoption are subject to uncertainties.
As of the date of this annual report, we have not been involved in any formal investigations on cybersecurity or data security initiated by related governmental regulatory authorities, and we have not received any inquiry, notice, warning or sanction in such respect. However, as the Measures for Cybersecurity Review were newly adopted, and the Draft Network Data Security Regulations have not been adopted, there remains uncertainty in the interpretation and enforcement of such PRC cybersecurity and data security laws and regulations. Thus, we cannot assure you whether we would be subject to a cybersecurity review requirement, and if so, that we would be able to pass such review. If the authorized PRC regulatory body subsequently determines that we are required to go through such cybersecurity review or if any other PRC government authorities promulgate any interpretation or implementation rules that would require us to go through a cybersecurity review, we may fail to complete such cybersecurity review procedures in a timely manner, or at all. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business and website closure as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.
Given that the Measures for Cybersecurity Review and the Filing Rules, were newly adopted, and the Draft Network Data Security Regulations has not been adopted, it remains unclear how these laws and regulations will be interpreted, amended and implemented by the relevant PRC governmental authorities, and there remains uncertain in PRC governmental authorities' regulation of overseas listings in general and whether we are required to obtain any specific regulatory approvals or to fulfill any record-filing requirements. As of the date of this annual report, we have not received any inquiry or notice or any objection from the CSRC, the CAC or any other PRC authorities that have jurisdiction over our operations in mainland China and Hong Kong. However, there remains uncertainty regarding the interpretation and enforcement of those newly enacted PRC laws.

These regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in the PRC by foreign investors more time-consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. The approval from the MOFCOM shall be obtained in circumstances where overseas companies legitimately established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Mergers, acquisitions or contractual arrangements must also be notified in advance to the anti-monopoly authority under the PRC State Council when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the PRC State Council in August 2008 and amended respectively in September 2018 and January 2024, is triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.
In addition, the National Development and Reform Commission, or the NDRC, and the MOFCOM promulgated the Measures for the Security Review of Foreign Investments, which has taken effect on January 18, 2021 and require foreign investors or relevant domestic parties to file a prior report before making a foreign investment if such investment involves, among others, a military-related industry, national defense security or taking control of an enterprise in a key industry that concerns national security; and if a foreign investment will or may affect national security, the relevant party shall report to the standing working office organized by the NDRC and the MOFCOM for the decision of whether to conduct security review. We believe that we, including our PRC Subsidiaries and our Hong Kong Subsidiary, are currently not subject to such record-filing requirements with the NDRC and the MOFCOM under the Measures for the Security Review of Foreign Investments, because we, including our PRC Subsidiaries and our Hong Kong Subsidiary, do not and will not have foreign investments that involve a military-related industry, national defense security or taking control of an enterprise in a key industry that concerns national security. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.
We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
Under the PRC Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of the PRC with “de facto management bodies” located in the PRC may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and assets of an enterprise. The SAT issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009, which was most recently amended on December 29, 2017. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in the PRC. Further to Circular 82, on July 27, 2011, the SAT issued the Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore-Incorporated Resident Enterprises (Trial Version), or Bulletin 45, which became effective on September 1, 2011 and was most recently revised and became effective on June 15, 2018, to provide more guidance on the implementation of Circular 82. Bulletin 45 clarified certain issues in the areas of resident status determination, post-determination administration and competent tax authorities’ procedures. Although Circular 82 and Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 and Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or PRC or foreign individuals. If we were to be considered a PRC resident enterprise by the PRC tax authorities for PRC tax purposes, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our cash flow may be materially reduced as a result of our global income being taxed under the PRC Enterprise Income Tax Law. We believe that none of our entities outside of the PRC is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”
Dividends paid to our foreign investors and gains on the sale of our Class A ordinary shares by our foreign investors may become subject to PRC tax.
If we are deemed a PRC resident enterprise under the PRC Enterprise Income Tax Law, a number of unfavorable PRC tax considerations could follow. Under the PRC Enterprise Income Tax Law and its implementation regulations issued by the PRC State Council, a 10% PRC withholding tax is applicable to dividends paid to investors that are non-resident enterprises, which do not have an establishment or place of business in mainland China or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Any gain realized on the transfer of our Class A ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our ordinary shares, and any gain realized from the transfer of our Class A ordinary shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to individual investors who are non-PRC residents and any gain realized on the transfer of our Class A ordinary shares by such investors may be subject to PRC tax (which in the case of dividends may be withheld at source) at a rate of 20%. Any PRC tax liability may be subject to reduction or exemption set forth in applicable tax treaties or under applicable tax arrangements between jurisdictions. However, if we or any of our subsidiaries established outside the PRC are considered a PRC resident enterprise, it is unclear whether holders of our Class A ordinary shares would be able to claim the benefit of income tax treaties or agreements entered into between the PRC and other countries or areas. If dividends paid to our non-PRC investors, or gains from the transfer of our Class A ordinary shares by such investors, are deemed as income derived from sources within the PRC and thus are subject to PRC tax, the value of your investment in our Class A ordinary shares may decline significantly.
We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or immovable properties located in the PRC owned by non-PRC companies.
On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7. In December 2017, Article 13 and Paragraph 2 of Article 8 of SAT Bulletin 7 were abolished. Pursuant to this SAT Bulletin 7 (as amended), an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in the PRC, immovable properties located in the PRC, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise, directly or indirectly, derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in the PRC or if its income mainly, directly or indirectly, derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the shareholder, the business model and organizational structure of the offshore enterprise; information about the payment of due income tax outside the PRC on indirect transfer of PRC taxable assets; the replicability of indirect investment and indirect transfer of taxable assets by direct investment and direct transfer of PRC taxable assets; and the tax treaties or similar arrangements applicable in the PRC for income derived from indirect transfer of taxable assets in the PRC. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in the PRC or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated Announcement of the SAT on

Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Circular 37, which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.
We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring and sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions under SAT Bulletin 7 and SAT Circular 37. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC Subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and SAT Circular 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and SAT Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these publications, or to establish that our company should not be taxed under these publications, which may have a material adverse effect on our financial condition and results of operations.
PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
We, as an offshore holding company, are permitted under PRC laws and regulations to provide funding to our PRC Subsidiaries, which are treated as “foreign-invested enterprises” under PRC laws, through loans or capital contributions. However, loans by us to our PRC Subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE, and capital contributions to our PRC Subsidiaries must be registered with competent governmental authorities in the PRC.
The SAFE promulgated the Notice of the SAFE on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, which was most recently amended on March 23, 2023. According to Circular 19, the flow and use of RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company are regulated such that RMB capital may not be used, whether directly or indirectly, for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans (including third-party advance) or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB capital converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the SAFE will permit such capital to be used for equity investments in the PRC in actual practice. The SAFE promulgated the Notice of the SAFE on Reforming and Regulating the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016 and amended on December 4, 2023, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including any proceeds from our future financing activities, to our PRC Subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.
On October 23, 2019, the SAFE promulgated the Notice of the SAFE on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, as amended on December 4, 2023, which permits non-investment foreign-invested enterprises to use their capital funds to make equity investments in the PRC, with genuine investment projects and in compliance with effective foreign investment restrictions and other applicable laws. However, as the SAFE Circular 28 was issued recently, there are still uncertainties as to its interpretation and implementations in practice.
In light of the various requirements imposed by PRC regulations on loans to, and direct investments in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our PRC Subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC Subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency, including any proceeds we received from our future financing activities, and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
Any failure to comply with PRC regulations regarding the registration requirements for employee share incentive plans may subject our equity incentive plan participants or us to fines and other legal or administrative sanctions.
On February 15, 2012, the SAFE promulgated the Notices of the SAFE on Issues Relating to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in mainland China for a continuous period of not less than one year and participate in any share incentive plan of an overseas publicly listed company are required to register with the SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas-listed company, and complete certain other procedures, unless certain exceptions are available. In addition, an overseas-entrusted institution must be retained to handle matters in connection with the exercise or sale of share options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or non-PRC citizens living in mainland China for a continuous period of not less than one year and have been granted options are subject to these regulations . Failure to complete the SAFE registrations may subject them to fines of up to RMB300,000 for entities and up to RMB50,000 for individuals and may also limit our ability to contribute additional capital to our PRC Subsidiaries and our PRC Subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.
In addition, the SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, our employees working in mainland China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC Subsidiaries have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes for those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC government authorities.
PRC regulations relating to offshore investment activities by PRC residents may limit our PRC Subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
On July 4, 2014, the SAFE promulgated the Notice on Issues Relating to Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or the SAFE Circular 37. The SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities, as well as foreign individuals that are deemed PRC residents for foreign exchange administration purposes) to register with the SAFE or its local branches in connection with their direct or indirect offshore investment activities. The SAFE Circular 37 further requires amendment to the SAFE registrations in the event of any changes with respect to the basic information of the offshore special purpose vehicle, such as change of a PRC individual shareholder, name and operation term, or any significant changes with respect to the offshore special purpose vehicle, such as increase or decrease of capital contribution, share transfer or exchange, or mergers or divisions. The SAFE Circular 37 is applicable to our shareholders or beneficial owners who are PRC residents and may be applicable to any offshore acquisitions that we make in the future. According to the Notice of the SAFE on Further Simplifying and Improving the Foreign Exchange Administration Policies for Direct Investment, promulgated by the SAFE on February 13, 2015 and effective on June 1, 2015, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under the SAFE Circular 37 from June 1, 2015.
If our shareholders or beneficial owners who are PRC residents or entities do not complete their registration with the local SAFE branches or qualified local banks, our PRC Subsidiaries may be prohibited from distributing to us its profits and proceeds from any reduction in capital, share transfer or liquidation, and we may be restricted in our ability to contribute additional capital to our PRC Subsidiaries. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.
We may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our shareholders or beneficial owners to comply with SAFE registration requirements. We cannot assure you that all shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations.

The failure or inability of such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC Subsidiaries, could subject us or the non-complaint shareholders or beneficial owners to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC Subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure. As a result, our business operations and our ability to distribute any future profits to you could be materially and adversely affected.
Governmental control of currency conversion may limit our ability to utilize our revenues, transfer or distribute cash within our group effectively and affect the value of your investment.
The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of currency out of mainland China. Under our current corporate structure, our Cayman Islands holding company may rely on dividend payments from our subsidiaries to fund any cash and financing requirements we may have. The ability of our subsidiaries to pay dividends to us may be restricted by the debt they incur on their own behalf or laws and regulations applicable to them. Our PRC Subsidiaries perform cost functions and internal operational functions and none of our PRC Subsidiaries have issued any dividends or distributions. Although we did not rely on our PRC Subsidiaries to issue dividends or other distributions on equity in the past, in the event that our PRC Subsidiaries were to issue dividends or distribution to us out of mainland China in the future, our PRC Subsidiaries may be subject to the applicable foreign currency control. To date, there have not been any such dividends or other distributions from our PRC Subsidiaries to our subsidiaries located outside of mainland China. In addition, save as disclosed, as of the date of this annual report, none of our subsidiaries have ever issued any dividends or distributions to us or their respective shareholders outside of mainland China.
Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of the SAFE, cash generated from the operations of our PRC Subsidiaries in mainland China, if any, may be used to pay dividends to our company. However, approval from or registration or filing with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of mainland China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC Subsidiaries, if any, to pay off their respective debt in a currency other than Renminbi owed to entities outside of mainland China, or to make other capital expenditure payments outside of mainland China in a currency other than Renminbi. To the extent cash is generated in our PRC Subsidiaries, and may need to be used to fund operations outside of mainland China, such funds may not be available due to limitations placed by the PRC government. Furthermore, to the extent assets (other than cash) in our business are located in the PRC or held by a PRC entity, the assets may not be available to fund operations or for other use outside of the PRC due to the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer assets by the PRC law. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future were to become applicable to our Hong Kong Subsidiary in the future, and to the extent cash is generated in our Hong Kong Subsidiary, and to the extent assets (other than cash) in our business are located in Hong Kong or held by a Hong Kong entity and may need to be used to fund operations outside of Hong Kong, such funds or assets may not be available due to the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer funds or assets by the PRC law. Furthermore, there can be no assurance that the PRC government will not intervene in or impose restrictions or limitations on GigaCloud Group’s ability to transfer or distribute cash within its organization, which could result in an inability or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong and adversely affect its business. Saved as the foregoing limitations imposed by the PRC government as described hereto, there are currently no limitations on our or our subsidiaries’ ability to transfer cash to investors.
In light of the flood of capital outflows of the PRC in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and a substantial vetting process have been put in place by the SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Recent litigation and negative publicity surrounding companies listed in the U.S. with operations in the PRC may result in increased regulatory scrutiny of us and negatively impact the trading price of our Class A ordinary shares.
We believe that litigation and negative publicity surrounding companies with operations in the PRC that are listed in the U.S. have negatively impacted stock prices for such companies. Various equity-based research organizations have published reports on companies with operations in the PRC after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges. Due to our operations in the PRC, any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our Class A ordinary shares, and increased director and officer insurance premiums, and could have a material adverse effect upon our business, results of operations and financial condition.
The enforcement of the PRC Labor Contract Law, and other labor-related regulations in the PRC may increase our labor costs and limit our flexibility to use labor. Our failure to comply with PRC labor-related laws may expose us to penalties.
On June 29, 2007, the Standing Committee of the NPC enacted the PRC Labor Contract Law, which became effective on January 1, 2008 and was amended on December 28, 2012. The PRC Labor Contract Law introduces specific provisions related to fixed-term employment contracts, part-time employment, probation, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining, which together represent enhanced enforcement of labor laws and regulations. According to the PRC Labor Contract Law, an employer is obliged to sign an unfixed-term labor contract with any employee who has worked for the employer for 10 consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unfixed term, with certain exceptions. The employer must pay economic compensation to an employee where a labor contract is terminated or expires in accordance with the PRC Labor Contract Law, except for certain situations that are specifically regulated. As a result, our ability to terminate employees is significantly restricted. In addition, the government has issued various labor-related regulations to further protect the rights of employees. According to the Regulations on Paid Annual Leave of Employees, promulgated by the PRC State Council on December 14, 2007 and effective on January 1, 2008, employees are entitled to annual leave ranging from five to 15 days and are able to be compensated for any untaken annual leave days in the amount of three times their daily salary, subject to certain exceptions. In the event that we decide to change our employment or labor practices, the PRC Labor Contract Law and its implementation rules may also limit our ability to effect those changes in a manner that we believe to be cost-effective. In addition, as the interpretation and implementation of these regulations are still evolving, our employment practices may not be at all times deemed in compliance with the regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and financial conditions may be adversely affected.
Companies operating in the PRC are required to participate in various government-sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time. The requirement to maintain employee benefit plans has not been implemented consistently by local governments in the PRC given the different levels of economic development in different locations. We may not pay social security and housing fund contributions in strict compliance with the relevant PRC regulations for and on behalf of our employees due to differences in local regulations, inconsistent implementation or interpretation by local authorities in the PRC and varying levels of acceptance of the housing fund system by our employees. We may be subject to fines and penalties for any such failure to make payments in accordance with the applicable PRC laws and regulations. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to penalties, late fees or fines in relation to any underpaid employee benefits, our financial condition and results of operations may be adversely affected.
Our leasehold interests in leased properties have not been registered with the relevant PRC governmental authorities as required by relevant PRC laws. The failure to register leasehold interests may expose us to potential fines.
We have not registered any of our lease agreements with the relevant government authorities. According to the Administrative Measures for Commodity Housing Leasing, which was promulgated by the Ministry of Housing and Urban-Rural Development on December 1, 2010 and came into effect on February 1, 2011, we are required to register and file with the relevant government authority executed leases. The failure to register the lease agreements for our leased properties will not affect the validity of these lease agreements, but the competent housing authorities may order us to register the lease agreements in a prescribed period of time and impose a fine ranging from RMB1,000 to RMB10,000 for each non-registered lease if we fail to complete the registration within the prescribed timeframe.
The ability of U.S. authorities to bring actions for violations of U.S. securities law and regulations against us, our directors or executive officers may be limited. Therefore, you may not be afforded the same protection as provided to investors in the U.S. domestic companies.
The SEC, the U.S. Department of Justice, or the DOJ, and other U.S. authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. incorporated companies, such as us, and non-U.S. persons, such as our some of our executive officers in mainland China and Hong Kong. Due to jurisdictional limitations, matters of comity and various other factors, the SEC, the DOJ and other U.S. authorities may be limited in their ability to pursue bad actors, including in instances of fraud, in emerging markets such as the PRC. Some of our executive officers are located in mainland China and Hong Kong. There are legal and other obstacles for U.S. authorities to obtain information needed for investigations or litigation against us or our directors, executive officers or other gatekeepers in case we or any of these individuals engage in fraud or other wrongdoing. In addition, local authorities in the PRC may be constrained in their ability to assist U.S. authorities and overseas investors in connection with legal proceedings. As a result, if we, our directors, executive officers or other gatekeepers commit any securities law violation, fraud or other financial misconduct, the U.S. authorities may not be able to conduct effective investigations or bring and enforce actions against us, our directors, executive officers or other gatekeepers. Therefore, you may not be able to enjoy the same protection provided by various U.S. authorities as it is provided to investors in the U.S. domestic companies.
You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions outside of the U.S., based on U.S. or other foreign laws, against us, our directors or executive officers. Therefore, you may not be able to enjoy the protection of such laws in an effective manner.
We are a company incorporated under the laws of the Cayman Islands and some of our directors and executive officers are located outside of the U.S. As a result, it may not be possible to effect service of process outside of the U.S. upon us, our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if you obtain a judgment against us, such directors or executive officers in a U.S. court, you may not be able to enforce such judgment against us or them outside of the U.S.Therefore, investors may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors.
Risks Related to Our Class A Ordinary Shares
An active, liquid and orderly market for our Class A ordinary shares may not develop, and you may not be able to resell the shares at or above the purchase price.
Although our Class A ordinary shares are listed on the Nasdaq, an active trading market for our Class A ordinary shares may never develop or be sustained . The lack of an active market may impair your ability to sell the shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling our Class A ordinary shares and may impair our ability to acquire other businesses or technologies using our Class A ordinary shares as consideration, which, in turn, could materially and adversely affect our business, financial condition and results of operations.
The trading price of our Class A ordinary shares could be highly volatile, and purchasers of our Class A ordinary shares could incur substantial losses.
The trading price of our Class A ordinary shares is likely to be volatile. The stock market in general and the market for shares of ecommerce solutions companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our Class A ordinary shares at or above the price they acquired our shares. The market price for our Class A ordinary shares may be influenced by those factors discussed in this “Item 1A. Risk Factors” section and many others, including:
•regulatory developments in the U.S., the PRC and foreign countries;
•innovations or new products or solution offerings developed by us or our competitors;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•supply or distribution delays or shortages;
•any changes to our relationships with any third-party ecommerce platforms, sellers and buyers or other strategic partners;
•achievement of expected product sales and profitability;
•variations in our financial results or those of companies that are perceived to be similar to us;
•market conditions in the large parcel merchandise and ecommerce solutions market and issuance of securities analysts’ reports or recommendations;
•trading volume of our Class A ordinary shares;
•an inability to obtain additional funding;
•sales of our securities by insiders and shareholders;
•general economic, industry and market conditions and other events or factors, many of which are beyond our control;
•additions or departures of key personnel;
•the impact of the COVID-19 pandemic or other pandemics or epidemics;
•reputational damage by short-seller reports; and
•intellectual property, product liability or other litigation against us.
In addition, in the past, shareholders of public companies have initiated class action lawsuits against those companies following periods of volatility in the market prices of those companies’ shares. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our Class A ordinary shares.
Our Class A ordinary shares are currently listed on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Global Market may take steps to delist our Class A ordinary shares. Such a delisting would likely have a negative effect on the price of our Class A ordinary shares and would impair your ability to sell or purchase our Class A ordinary shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class A ordinary shares to become listed again, stabilize the market price or improve the liquidity of our Class A ordinary shares, prevent our Class A ordinary shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq’s listing requirements.
We may allocate the net proceeds from any of our future offshore offerings in ways that you may not approve.
Our management will have broad discretion in the application of the net proceeds from any of our future offerings. Because of the number and variability of factors that will determine our use of the net proceeds from our offshore offerings, their ultimate use may vary substantially from their currently intended use. Our management might not apply the net proceeds in ways that ultimately increase the value of your investment, and the failure by our management to apply these funds effectively could harm our business. Pending their use, we may plan to invest the net proceeds in investments that may not yield a favorable return to our shareholders. If we do not invest or apply the net proceeds in ways that enhance the shareholder value, we may fail to achieve expected results, which could cause the price of our Class A ordinary shares to decline.

Our executive officers, directors and principal shareholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to shareholders for approval. Furthermore, many of our current directors were appointed by our principal shareholders.
As of December 31, 2023, our executive officers, directors and greater than 5% shareholders, in the aggregate, will beneficially own approximately 43.0% of our total issued and outstanding ordinary shares, or 81.4% of the total voting power. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
We do not currently intend to pay dividends on our securities, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our Class A ordinary shares.
We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends.
Our board of directors has complete discretion as to whether to distribute dividends, subject to certain requirements of Cayman Islands law. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our directors. Under Cayman Islands law, as a Cayman Islands company we may pay a dividend out of either our profit or the share premium account of our company, provided that in no circumstances may we pay a dividend if this would result in our company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our Class A ordinary shares will depend on any future price appreciation of our Class A ordinary shares. There is no guarantee that our Class A ordinary shares will appreciate in value or even maintain the price at which you purchased our Class A ordinary shares. You may not realize a return on your investment in our Class A ordinary shares and you may even lose your entire investment in our Class A ordinary shares.
Sales of a substantial number of our Class A ordinary shares by our existing shareholders in the public market could cause the price of our Class A ordinary shares to fall.
Sales of a substantial number of our Class A ordinary shares in the public market or the perception that these sales might occur could significantly reduce the market price of our Class A ordinary shares and impair our ability to raise adequate capital through the sale of additional equity securities.
As of December 31, 2023, we had 40,781,880 issued and outstanding ordinary shares, comprised of 31,455,148 Class A ordinary shares (which had excluded an aggregate of 68,283 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans, and 215,201 Class A ordinary shares repurchased under our share repurchased program but not yet cancelled) and 9,326,732 Class B ordinary shares. 3,381,000 Class A ordinary shares of these issued and outstanding shares were issued at our initial public offering and are freely tradable, without restriction, in the public market. Additional shares, including the shares held by directors, executive officers and other affiliates which will be subject to volume limitations under Rule 144 under the Securities Act, are eligible for sale in the public market. In addition, additional ordinary shares that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A ordinary shares could decline.
Certain holders of our ordinary shares will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our Class A ordinary shares.
We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our Class A ordinary shares less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved
We have taken advantage of reduced reporting burdens. In particular, in this annual report, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Class A ordinary shares less attractive if we rely on these exemptions. If some investors find our Class A ordinary shares less attractive as a result, there may be a less active trading market for our Class A ordinary shares and the trading price of our Class A ordinary shares may be reduced or more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.
As a domestic U.S. issuer, we are subject to U.S. securities law disclosure requirements that apply to a domestic U.S. issuer. We will incur significant additional legal, accounting and other expenses that we will not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.
In July 2023, we announced that, in accordance with the definition of “foreign private issuer” in Rule 405 under the United States Securities Act of 1933, as amended, or the Securities Act, and Rule 3b-4 under the United States Securities Exchange Act of 1934, as amended, or the Exchange Act, which require a foreign company to determine its status as a foreign private issuer on an annual basis, as of the end of its second fiscal quarter, we determined that we ceased to qualify as a “foreign private issuer” as of June 30, 2023, being the last business day of our most recently completed second fiscal quarter. Once an issuer fails to qualify for foreign private issuer status it will remain unqualified unless it meets the requirements for foreign private issuer status as of the last business day of its second fiscal quarter. Accordingly, we are not able to use the forms and rules designated for foreign private issuers after December 31, 2023, being the final day of our current fiscal year.

Starting on January 1, 2024, we are subject to the same reporting and disclosure requirements applicable to domestic U.S. companies, and we will be required to file periodic reports and financial statements prepared in accordance with U.S. GAAP. with the SEC on Form 10-K and Form 10-Q, as applicable, as well as filing current reports on Form 8-K, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the Nasdaq Stock Market Listing

Rules. As a U.S.-listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we will not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.
Our Class A ordinary shares may be prohibited from trading in the U.S. under the HFCAA in the future, if the PCAOB is unable to inspect or investigate auditors located in China completely. The delisting of our Class A ordinary shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.
Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations completely without the approval of the Chinese authorities prior to 2022.
The HFCAA was enacted on December 18, 2020. The HFCAA provides that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been able to be subject to inspection by the PCAOB, the issuer shall be identified as a “Commission-identified Issuer,” and upon two consecutive years of non-inspection under the HFCAA, the SEC shall prohibit its securities from being traded on a national securities exchange or in the over the counter trading market in the U.S. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate registered public accounting firms located in a foreign jurisdiction completely because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB was unable to inspect or investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely, because of positions taken by PRC authorities in these jurisdictions. The PCAOB included in its report a list of registered public accounting firms headquartered in mainland China and Hong Kong that the PCAOB was unable to inspect or investigate completely, including our auditor. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it was unable to inspect or investigate registered public accounting firms completely.
Each year, the PCAOB will determine whether it can inspect and investigate audit firms completely in mainland China and Hong Kong, among other jurisdictions. Whether the PCAOB will continue to be able to conduct inspections of PCAOB-registered public accounting firms headquartered in China is subject to uncertainty and depends on a number of factors out of our and our auditor’s control. If the PCAOB determines in the future that it no longer has full access to inspect and investigate accounting firms in mainland China and Hong Kong completely and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. Given that we have operations in the U.S., we may in the future maintain our accounting books and records in the U.S., and if required by the HFCAA, the PCAOB or the SEC, we shall in the future, but shall in no event later than after being identified as a Commission-Identified Issuer for two consecutive years, change our auditor to an independent registered public accounting firm located in the U.S. subject to the PCAOB’s inspection in order to maintain the listing of our Class A ordinary shares. We may incur additional costs in connection with such change and we cannot assure you that we can do so in a timely manner, if at all.
If we fail to implement measures to comply with the HFCAA and the uncertainty surrounding the possible new rule and regulations regarding the implementation of the HFCAA remains, such uncertainty could cause the market price of our Class A ordinary shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded “over-the-counter” in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our shares are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our Class A ordinary shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A ordinary shares. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

The PCAOB had historically been unable to inspect or investigate auditors located in China completely. Any future inability of the PCAOB to conduct inspections of our auditor may deprive our investors with the benefits of such inspections.
Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations completely without the approval of the Chinese authorities before 2022. The inability of the PCAOB to conduct inspections of auditors in China in the past has made it more difficult to evaluate the effectiveness of the audit procedures or quality control procedures of the independent registered public accounting firms in China as compared to auditors outside of China that are subject to the PCAOB inspections.
On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it was unable to inspect or investigate registered public accounting firms completely. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate accounting firms in mainland China and Hong Kong completely, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we and investors in our shares would be deprived of the benefits of such PCAOB inspections, which could cause investors and potential investors in the shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.
This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us.
This annual report may contain certain industry data and information from third-party sources. We have not independently verified all of such data and information contained in such third-party publications and reports. Data and information in such third-party publications and reports may use third-party methodologies, which may differ from the data collection methods used by us. In addition, these industry publications and reports generally indicate that the information is believed to be reliable, but do not guarantee the accuracy and completeness of such information.
Statistical data in these publications also include projections based on a number of assumptions. The ecommerce industry, particularly for large parcel merchandise, may not grow at the rates projected by market data, or at all. If any of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. Material slowdown of the ecommerce industry against the projected rates may materially and adversely affect our business and the market price of our ordinary shares.
The requirements of being a U.S. public company may strain our resources, result in more litigation and divert management’s attention.
As a U.S. public company, we are subject to various reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.”
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for U.S. public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Further, being a U.S. public company and a Cayman Islands company will have an impact on disclosure of information and require compliance with two sets of applicable rules. This could result in uncertainty regarding compliance matters and higher costs necessitated by legal analysis of dual legal regimes, ongoing revisions to disclosure and adherence to heightened governance practices.
We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
By disclosing information in this annual report and in future filings required of a U.S. public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, the price and trading volume of our Class A ordinary shares could decline.
The trading market for our Class A ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If one or more of the analysts who covers us downgrades our Class A ordinary shares, the trading price of our Class A ordinary shares would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our Class A ordinary shares could decrease, which could cause the price or trading volume of our Class A ordinary shares to decline.
Fluctuations in currency exchange rates may have a material adverse effect on our results of operations and the value of your investment.
The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. There is no guarantee that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces, PRC and U.S. government’s policies and regulations may impact the exchange rate between the Renminbi and the U.S. dollar in the future.
Significant revaluation of the Renminbi may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the Renminbi relative to U.S. dollars would affect our financial results reported in U.S. dollar terms regardless of any underlying change in our business or results of operations.
Very limited hedging options are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.
Furthermore, the results of operations of, and certain of our intercompany balances associated with, our international subsidiaries are exposed to foreign exchange rate fluctuations. Our entities incorporated in Japan, Germany, the United Kingdom and other jurisdictions generally use their respective local currencies as their functional currencies. Revenues, expenses, gains and losses are translated into U.S. dollars using the periodic average exchange rates. As we plan to expand our operations, our exposure to exchange rate fluctuations may be increased. When the U.S. dollar strengthens compared to these currencies, revenues, expenses, gains and losses when translated, may be materially less than expected and vice versa.

Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings, and you may not receive distributions with respect to the underlying ordinary shares if it is impractical to make them available to you.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the U.S. unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax considerations to United States Holders of our ordinary shares.
In general, a non-U.S. corporation is a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for any taxable year in which (i) 50% or more of the average value of its assets (generally determined on a quarterly basis) consists of assets that produce, or are held for the production of, passive income, or (ii) 75% or more of its gross income consists of passive income. For purposes of the above calculations, a non-U.S. corporation that owns, directly or indirectly, at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Passive income generally includes dividends, interest, certain gains, rents and royalties (other than certain rents and royalties derived in the active conduct of a trade or business). Cash is generally a passive asset for these purposes. Goodwill is generally characterized as an active asset to the extent it is associated with business activities that produce active income.
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2023, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year. If we were a PFIC for any taxable year during which a United States Holder (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations”) held ordinary shares, the United States Holder generally would be subject to adverse U.S. federal income tax considerations, including increased tax liability on disposition gains and additional reporting requirements. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations—Passive Foreign Investment Company.”
If a United States person is treated as owning at least 10% of our ordinary shares, such holder could be subject to adverse U.S. federal income tax considerations.

If a United States Holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares, such United States Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group, if any. We believe we were a controlled foreign corporation in 2023 and may continue to be a controlled foreign corporation in the future. In addition, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations, regardless of whether we are treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist our investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any such investor is treated as a United States shareholder with respect to any such controlled foreign corporation. Further, we cannot provide any assurances that we will furnish to any United States Holder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. United States Holders should consult their tax advisors regarding the potential application of these rules to their investment in our Class A ordinary shares.
You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.
We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the U.S. In particular, the Cayman Islands has a less developed body of securities laws than the U.S. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have the standing to initiate a shareholder derivative action in a federal court of the U.S.
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of lists of shareholders of these companies. Under Cayman Islands law, the names of our current directors can be obtained from a search conducted at the Registrar of Companies. Our directors have discretion under our amended and restated articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
As a result of all of the above, our public shareholders may have more difficulties in protecting their interests in the face of actions taken by management or members of our board of directors than they would as public shareholders of a company incorporated in the U.S.
We have identified two material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A ordinary shares may decline.
Pursuant to Section 404 of Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2023. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If we or, if required, our auditor is unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A ordinary shares may decline.
We and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting as of December 31, 2023. The material weaknesses identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii)

the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures. Our independent registered public accounting firm has not undertaken a comprehensive assessment of our internal control under the Sarbanes-Oxley Act of 2002 for purposes of identifying and reporting any weakness in our internal control over financial reporting. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional material weaknesses or control deficiencies may have been identified.
We are working to remediate the material weaknesses and are taking steps to strengthen our internal control over financial reporting through the development and implementation of processes and controls over the financial reporting process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Internal Control Over Financial Reporting.” However, we cannot assure you that these measures will significantly improve or remediate the material weakness described above.
We cannot assure you that there will not be additional material weaknesses or any significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its reviews under Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A ordinary shares could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our amended and restated memorandum and articles of association contain anti-takeover provisions that could discourage a third party from acquiring us, which could limit our shareholders’ opportunity to sell their shares at a premium.
Our currently effective memorandum and articles of association contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. For example, our board of directors has the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares, or otherwise. Preferred shares could be issued quickly with terms calculated to delay or prevent a change in control of our company or make removal of management more difficult. If our board of directors decides to issue preferred shares, the price of our Class A ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be materially and adversely affected.
Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands and the U.S. District Court for the Southern District of New York (or, if the U.S. District Court for the Southern District of New York lacks subject matter jurisdiction over a particular dispute, the state courts in New York County, New York) will be the exclusive forums for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.
Our amended and restated memorandum and articles of association provide that, (i) unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Southern District of New York (or, if the U.S. District Court for the Southern District of New York lacks subject matter jurisdiction over a particular dispute, the state courts in New York County, New York) shall be the exclusive forum within the United States for the resolution of any complaint asserting a cause of action arising out of or relating in any way to the federal securities laws of the United States, regardless of whether such legal suit, action, or proceeding also involves parties other than our company, and (ii) the courts of the Cayman Islands shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of our company;

•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to our company or our shareholders;
•any action asserting a claim under any provision of the Companies Act of the Cayman Islands or our memorandum and articles of association; or
•any action asserting a claim against our company which if brought in the U.S. would be a claim arising under the internal affairs doctrine (as such concept is recognized under the laws of the U.S.).
These exclusive-forum provisions may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other security, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.
Securities class action litigation could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. See "—Risks Related to Our Business and Industry—We are subject to legal and regulatory proceedings from time to time in the ordinary course of our business." Securities class action litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. For details about the Southern District of New York Litigation Matter, see “Items 3. Legal Proceedings.”
Our dual-class voting structure will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial.
Our authorized and issued ordinary shares divide into Class A ordinary shares and Class B ordinary shares. Holders of Class A ordinary shares are entitled to one vote per share, while holders of Class B ordinary shares are entitled to ten votes per share. Each Class B ordinary share is convertible into one Class A ordinary share at any time by the holder thereof, while Class A ordinary shares are not convertible into Class B ordinary shares under any circumstances. Holders of Class B ordinary shares will have the ability to control matters requiring shareholders’ approval, including any amendment of our memorandum and articles of association and approval over any change of control transactions. See the paragraph here below for more details. Any conversions of Class B ordinary shares into Class A ordinary shares may dilute the percentage ownership of the existing holders of Class A ordinary shares within their class of ordinary shares.
Mr. Larry Lei Wu, our chairman of board of directors and chief executive officer, beneficially owns all of our Class B ordinary shares. As of December 31, 2023, these Class B ordinary shares constitutes approximately 22.9% of our total issued and outstanding share capital and 74.8% of the aggregate voting power of our total issued and outstanding share capital due to the disparate voting powers associated with our dual-class share structure. As a result of the dual-class share structure and the concentration of ownership, holders of Class B ordinary shares have considerable influence over matters such as decisions regarding mergers and consolidations, election of directors and other significant corporate actions. Such holders may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of our Class A ordinary shares. In addition, Mr. Larry Lei Wu, together with certain of his affiliates, have undertaken to our company, among other things, that, for a period of five years after the closing of our initial public offering, without the prior written consent of our board of directors and at least a majority of the independent directors, he and his affiliates will not agree to, approve, support, vote (in favor of or against), or otherwise cause our company to agree to, enter into or consummate, a privatization transaction, as defined in the Founder Undertaking Agreement entered into among our founder, GigaCloud Technology Inc and other parties thereto dated July 6, 2022 , unless the consideration per Class A ordinary share payable to shareholders of the Class A ordinary shares in connection with such privatization transaction is at least equal to the price per Class A ordinary share initially offered to the public in our initial public offering (subject to appropriate adjustment in the event of any share dividend, share subdivision, consolidation or other similar recapitalization with respect to the Class A ordinary shares). This concentrated control will limit investors’ ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover or other change of control transactions that holders of Class A ordinary shares may view as beneficial.
Our dual-class voting structure may render our Class A ordinary shares ineligible for inclusion in certain stock market indices, and thus adversely affect the trading price and liquidity of our Class A ordinary shares.
Certain shareholder advisory firms have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares and companies whose public shareholders hold no more than 5% of total voting power from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our ordinary shares may prevent the inclusion of our Class A ordinary shares in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A ordinary shares. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A ordinary shares.
We are a “controlled company” within the meaning of the Nasdaq Stock Market Listing Rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.
We are a “controlled company” as defined under the Nasdaq Stock Market Listing Rules because Mr. Larry Lei Wu, our chairman of board of directors and chief executive officer, holds more than 50% of our total voting power for the election of directors through TALENT BOOM GROUP LIMITED and Ji Xiang Hu Tong Holdings Limited, the entities controlled by Mr. Wu. For so long as we remain a “controlled company” under that definition, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors or that we have to establish a nominating committee and a compensation committee composed entirely of independent directors. In the event that we elect to rely on one or more of these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.
We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our Class A ordinary shares.

Short sellers have in the past and may attempt in the future to drive down the market price of our Class A ordinary shares. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.
Item 1B.       Unresolved Staff Comments

None.

Item 1C.       Cybersecurity
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security processes, and (iii) our response to cybersecurity incidents; and

•cybersecurity awareness training of our employees, including senior management.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Our Business and Industry—Our failure or the failure of third-party service providers on which we rely to protect our marketplace, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and substantially harm our business and operating results.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity, to the extent material. The full board of directors may also receive briefings from our management team directly on our cybersecurity risk management program, such as presentations on such cybersecurity topics that impact public companies from our Chief Technology Officer and internal security staff.

Our management team, including our Chief Technology Officer, Mr. Wan Xin, is responsible for assessing and managing our material risks from cybersecurity threats. Mr. Wan bears the critical responsibility of assessing, monitoring and managing our cybersecurity risks and digital assets. Possessing extensive experience in the field of information security, Mr. Wan's substantial professional knowledge and experience are indispensable to the formulation and implementation of our cybersecurity strategy. Under Mr. Wan's supervision, our management team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and any particular incidents through briefings from internal security personnel to Mr. Wan or our management team; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in our IT environment.
Item 2.     Properties
Our principal executive office and global headquarters is located in El Monte, California, United States, where we currently occupy approximately 572,240 square feet of office and warehouse space pursuant to a renewable lease with a seven years lease term.

We have corporate offices and warehouses globally. Our corporate office for our China headquarters in Suzhou, China, where we currently occupy approximately 122,228 square feet of office space pursuant to a lease with a five years lease term, which can be renewed prior to termination. As of December 31, 2023, we also lease 33 warehouses in the U.S., Japan, the U.K., Germany and Canada, totaling over eight million square feet.
We believe that our facilities are sufficient to meet our current needs. We intend to add new facilities or expand our existing facilities as we add employees and expand our operations. We believe that additional space that is suitable for our needs will be available as needed to accommodate any such expansion of our operations.
Item 3.         Legal Proceedings
From time to time we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time-consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable or unclear.
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, the United States District Court for the Central District of California granted the parties’ stipulations to transfer both cases to United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint Sashi Rajan and Meir Spear as co-lead plaintiffs. On March 18, 2024, lead plaintiffs filed the amended consolidated complaint against us and certain of our current and former directors and officers—including Larry Lei Wu, Kwok Hei David Lau, Xin Wan, Frank Lin, Xing Huang, Iman Schrock, Zhiwu Chen, Binghe Guo, and Thomas Liu—alleging that defendants made false and misleading statements concerning our use of artificial intelligence and machine learning and asserting various claims under U.S. securities laws. We believe these claims are without merit and intend to seek their dismissal. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, we do not believe that the matters are likely to have a material impact on our financial condition.
ITEM 4.       Mine Safety Disclosures
Not applicable.
PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A ordinary shares have been listed on the Nasdaq Global Market since August 18, 2022 and traded under the symbol “GCT.”
Holders
As of February 29, 2024, there were seven holders of record of shares of our Class A ordinary shares and two holders of record of shares of our Class B ordinary shares. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, whose shares are held in street name by brokers and other nominees. These number of holders of record also do not include shareholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid dividends on our ordinary shares. We do not have any plan to declare or pay any cash dividends on our ordinary shares in the foreseeable future. We intend to retain most, if not all, of our available funds and future earnings to operate and expand our business.

Our board of directors has discretion as to whether to distribute dividends, subject to applicable laws. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Under Cayman Islands law, as a Cayman Islands company we may pay a dividend on its shares out of either our profit or the share premium account, provided that in no circumstances may we pay a dividend if this would result in the company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to pay or recommend dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Cash dividends on our Class A ordinary shares, if any, will be paid in U.S. dollars. All dividends and other distributions declared and payable on our ordinary shares may under the current laws and regulations of the Cayman Islands be paid to the registered holders of such ordinary shares, and where they are to be paid from the Cayman Islands are freely transferable out of the Cayman Islands and there are no restrictions under Cayman Islands law which would prevent our company from paying dividends to shareholders in U.S. dollars or any other currency.
GigaCloud Technology Inc is a holding company incorporated in the Cayman Islands and is not a direct Chinese or Hong Kong operating company. We rely principally on dividends distributed by our operating subsidiaries for our cash requirements, including distribution of dividends to our shareholders. Dividends distributed by our subsidiaries in certain of our markets in certain jurisdictions, such as in China, the U.K. and Japan, are subject to local taxes. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
In addition, our subsidiaries in certain of our markets may be restricted in their ability to pay dividends or distributions, or make other transfers to us as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under indebtedness that we or they have incurred or may incur. For example, PRC regulations may restrict the ability of our PRC Subsidiaries to pay dividends to us, if any, and only allow a PRC company to pay dividends out of its accumulated distributable after-tax profits as determined in accordance with its articles of association and the PRC accounting standards and regulations. Our subsidiaries in the U.K. are only able to make distributions out of profits available for distribution, which are their accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less their accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Our Japanese subsidiaries are permitted to distribute dividends only to the extent of the “distributable amount” stipulated in the Companies Act of Japan, or Japan Companies Act. "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Holding Company Structure."

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Our Class A ordinary shares have been listed on the Nasdaq Global Market since August 18, 2022. The following graph compares the cumulative total shareholder return of our Class A ordinary shares with the cumulative total return of the NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index for the period beginning at the “measurement point” established by the market close on August 18, 2022 through and including December 31, 2023, the end of our last completed fiscal year. The performance graph below assumes an investment of $100 at market close on August 18, 2022 in each of our Class A ordinary shares, NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index.

Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of 16 Months Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2023

300
200
100
0
8/18/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/2023
12/31/23
GCT
NASDAQ Composite
Dow Jones Internet Commerce

	8/18/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
GigaCloud Technology Inc	100	64.44	36.27	40.15	43.08	56.15	116.6
Nasdaq Composite Index	100	81.57	80.73	94.27	106.34	101.96	115.78
Dow Jones Internet Commerce Index	100	84.77	82.14	101.41	113.89	109.45	128.06

Taxation
The following summary of the material Cayman Islands, PRC and U.S. federal income tax considerations of an investment in our Class A ordinary shares is based upon laws and relevant interpretations thereof in effect as of the date of this annual report, all of which are subject to change. This summary does not deal with all possible tax considerations relating to an investment in our Class A ordinary shares, such as the tax considerations under U.S. state and local tax laws and the other tax laws not addressed herein. To the extent that the discussion relates to matters of Cayman Islands tax law, it represents the opinion of Maples and Calder (Hong Kong) LLP, our counsel as to Cayman Islands law, and to the extent it relates to PRC tax law, it represents the opinion of Han Kun Law Offices, our counsel as to PRC law.
Cayman Islands Taxation
The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us or holders of our ordinary shares levied by the government of the Cayman Islands except for stamp duties, which may be applicable to instruments executed in, or after execution brought within the jurisdiction of, the Cayman Islands.
Payments of dividends and capital in respect of our ordinary shares will not be subject to taxation in the Cayman Islands and no withholding will be required on the payment of a dividend or capital to any holder of our ordinary shares, nor will gains derived from the disposal of our ordinary shares be subject to Cayman Islands income or corporation tax.
The Cayman Islands is not a party to any double tax treaties that are applicable to any payments made to or by our company.
There are no exchange control regulations or currency restrictions in the Cayman Islands.

PRC Taxation
Income Tax and Withholding Tax
In March 2007, the NPC enacted the PRC Enterprise Income Tax Law, which became effective on January 1, 2008 (and was last amended in December 2018). The PRC Enterprise Income Tax Law provides that enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to enterprise income tax at the rate of 25% on their worldwide income. The EIT Implementation Rules, which was promulgated by the PRC State Council in December 2007 and amended in April 2019, further define the term “de facto management body” as the management body that exercises substantial and overall management and control over the production and business operations, personnel, accounts and properties of an enterprise.
In April 2009, the SAT issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, known as Circular 82, as most recently amended on December 29, 2017, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is deemed to be located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not offshore enterprises controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises.
According to Circular 82, an offshore-incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to enterprise income tax on its global income only if all of the following conditions are satisfied:
•the primary location of the day-to-day operational management and the places where they perform their duties are in the PRC;
•decisions relating to the enterprise’s financial and human resources matters are made or are subject to the approval of organizations or personnel in the PRC;
•the enterprise’s primary assets, accounting books and records, company seals and board and shareholders’ resolutions are located or maintained in the PRC; and
•50% or more of voting board members or senior executives habitually reside in the PRC.
The Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore-Incorporated Resident Enterprises (Trial Version), or Bulletin 45, further clarifies certain issues related to the determination of tax resident status. Bulletin 45 also specifies that when provided with a resident Chinese-controlled, offshore-incorporated enterprise’s copy of its recognition of residential status, a payer does not need to withhold a 10% income tax when paying certain PRC-source income, such as dividends, interest and royalties to such Chinese-controlled offshore-incorporated enterprise.
We believe that GigaCloud Technology Inc and our overseas subsidiaries outside of mainland China are not PRC resident enterprises for PRC tax purposes. GigaCloud Technology Inc and our overseas subsidiaries other than the PRC Subsidiaries are incorporated outside of mainland China. As for GigaCloud Technology Inc, which is a holding company, its key assets are its ownership interests in its subsidiaries, and its key assets are located, and its records (including the resolutions of its board of directors and the resolutions of its shareholders) are maintained, outside of mainland China. As for our overseas subsidiaries outside of mainland China, their key assets, records and primary locations are outside of mainland China. Thus, we do not believe that they meet all of the conditions above. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” There can be no assurance that the PRC government will ultimately take a view that is consistent with our position.
If the PRC tax authorities determine that GigaCloud Technology Inc is a “resident enterprise” for enterprise income tax purposes, a number of unfavorable PRC tax considerations could follow. One example is that a 10% withholding tax would be imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares. Furthermore, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer of ordinary shares by such investors may be subject to PRC tax at a current rate of 20%. Any PRC tax liability may be subject to reduction or exemption set forth in applicable tax treaties or under applicable tax arrangements between jurisdictions. It is unclear whether, if we are considered a PRC resident enterprise, holders of our shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.
According to the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-Tax Resident Enterprises, or SAT Bulletin 7, which was promulgated by the SAT and became effective on February 3, 2015 and last amended on December 29, 2017, if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by transfer of the equity interests of an offshore holding company (other than a purchase and sale of shares issued by a PRC resident enterprise in the public securities market) without a reasonable commercial purpose, PRC tax authorities have the power to reassess the nature of the transaction and the indirect equity transfer may be treated as a direct transfer. As a result, the gain derived from such transfer, which means the equity transfer price less the cost of equity, will be subject to a PRC withholding tax at a rate of up to 10%.
Under the terms of SAT Bulletin 7, a transfer which meets all of the following circumstances shall be directly deemed as having no reasonable commercial purpose if:
•over 75% of the value of the equity interests of the offshore holding company are directly or indirectly derived from PRC taxable properties;
•at any time during the year before the indirect transfer, over 90% of the total properties of the offshore holding company are investments within PRC territories, or in the year before the indirect transfer, over 90% of the offshore holding company’s revenue is directly or indirectly derived from PRC territories;
•the function performed and risks assumed by the offshore holding company are insufficient to substantiate its corporate existence; or
•the foreign income tax imposed on the indirect transfer is lower than the PRC tax imposed on the direct transfer of the PRC taxable properties.

On October 17, 2017, the SAT issued the SAT Circular 37, which took effect on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37 purports to provide further clarifications by setting forth the definitions of equity transfer income and tax basis, the foreign exchange rate to be used in the calculation of the withholding amount and the date on which the withholding obligation arises.
Specifically, SAT Circular 37 provides that where the transfer income subject to withholding at source is derived by a non-PRC resident enterprise in installments, the installments may first be treated as recovery of costs of previous investments. Upon recovery of all costs, the tax amount to be withheld must then be computed and withheld.
There is uncertainty as to the application of SAT Bulletin 7 and SAT Circular 37. SAT Bulletin 7 and SAT Circular 37 may be determined by the PRC tax authorities to be applicable to transfers of our shares that involve non-resident investors, if any of such transactions were determined by the tax authorities to lack a reasonable commercial purpose.
As a result, we and our non-resident investors in such transactions may become at risk of being taxed under SAT Bulletin 7 and SAT Circular 37, and we may be required to comply with SAT Bulletin 7 and SAT Circular 37 or to establish that we should not be taxed under the general anti-avoidance rule of the PRC Enterprise Income Tax Law. This process may be costly and have a material adverse effect on our financial condition and results of operations.
Value-added Tax
Under the Circular on Comprehensively Promoting the Pilot Program of the Collection of Value-added Tax to Replace Business Tax, or Circular 36, which was promulgated by the Ministry of Finance and the SAT on March 23, 2016 and became effective on May 1, 2016, as last amended on March 20, 2019, entities and individuals engaging in the sale of services, intangible assets or fixed assets within the territory of the PRC are required to pay value-added tax instead of business tax.
According to Circular 36, our PRC Subsidiaries are subject to value-added tax at a rate of 6% on proceeds received from customers and are entitled to a refund for value-added tax already paid or borne on the goods purchased by it and utilized in the provision of services that have generated the gross proceeds.

According to the Announcement of SAT on Promulgation of the Administrative Measures on Tax Exemption for Cross-border Taxable Activities for Levying Value-Added Tax in Lieu of Business Tax (Trial Implementation), which was promulgated by the SAT on May 6, 2016 and became effective on May 1, 2016, as amended on June 15, 2018 by the Announcement of the SAT on the Revision to Certain Taxation Regulatory Documents, which was promulgated by the SAT on June 15, 2018, certain cross-border taxable activities, such as offshore service outsourcing business provided to overseas entities and are entirely consumed overseas, shall be exempted from value-added tax.
Material U.S. Federal Income Tax Considerations
The following summary describes the material United States federal income tax considerations of the purchase, ownership and disposition of our Class A ordinary shares as of the date hereof. The effects of any applicable state or local laws and other U.S. federal tax laws, such as estate and gift tax laws, and the impact of the Medicare contribution tax on net investment income and the alternative minimum tax, are not discussed. This summary is only applicable to Class A ordinary shares held as capital assets (generally, property held for investment) within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended, or the Code, by a United States Holder (as defined below).
The discussion below is based upon the provisions of the Code, and regulations, rulings and judicial decisions thereunder as of the date hereof, and such authorities may be changed, perhaps retroactively, so as to result in United States federal income tax considerations different from those discussed below.
This summary does not represent a detailed description of the United States federal income tax considerations applicable to you if you are subject to special treatment under the United States federal income tax laws, including if you are:
•a dealer in securities or currencies;
• a financial institution;
•a regulated investment company;
•a real estate investment trust;
•an insurance company;
•a tax-exempt organization;
•a person holding our Class A ordinary shares as part of a hedging, integrated or conversion transaction, a constructive sale or a straddle;
•a trader in securities that has elected the mark-to-market method of accounting for your securities;
•a person subject to special tax accounting rules as a result of any item of gross income with respect to Class A ordinary shares being taken into account in an “applicable financial statement” (as defined in the Code);
•a United States expatriate;
•a person who owns or is deemed to own 10% or more of our stock by vote or value; or
•a person whose “functional currency” is not the United States dollar.
As used herein, the term “United States Holder” means a beneficial owner of our Class A ordinary shares that is for United States federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation (or other entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to United States federal income taxation regardless of its source; or
•a trust if it (1) is subject to the primary supervision of a court within the United States and one or more United States persons have the authority to control all substantial decisions of the trust or (2) has a valid election in effect under applicable United States Treasury regulations to be treated as a United States person.

If an entity or arrangement treated as a partnership for United States federal income tax purposes holds our Class A ordinary shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our Class A ordinary shares, you should consult your tax advisors.
This summary does not contain a detailed description of all the United States federal income tax considerations to you in light of your particular circumstances. If you are considering the purchase, ownership or disposition of our Class A ordinary shares, you should consult your tax advisors concerning the United States federal income tax considerations to you in light of your particular situation as well as any considerations arising under the laws of any other taxing jurisdiction.
Taxation of Dividends
Subject to the discussion under “—Passive Foreign Investment Company” below, the gross amount of any distributions on our Class A ordinary shares (including any amounts withheld to reflect PRC withholding taxes) will be taxable as dividends, to the extent paid out of our current or accumulated earnings and profits, as determined under United States federal income tax principles. Such income (including withheld taxes) will be includable in your gross income as ordinary income on the day actually or constructively received by you. Such dividends will not be eligible for the dividends received deduction allowed to corporations under the Code.
To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits, as determined under United States federal income tax principles, the distribution ordinarily would be treated, first, as a tax-free return of capital, causing a reduction in the adjusted basis of our Class A ordinary shares (thereby increasing the amount of gain, or decreasing the amount of loss, to be recognized by you on a subsequent disposition of our Class A ordinary shares), and, second, the balance in excess of adjusted basis generally would be taxed as capital gain recognized on a sale or exchange, as described under “—Taxation of Capital Gains” below. However, we do not expect to determine our earnings and profits in accordance with United States federal income tax principles. Therefore, you should expect that distributions will generally be reported to the Internal Revenue Service, or IRS, and taxed to you as dividends (as discussed above), even if they might ordinarily be treated as a tax-free return of capital or as capital gain.
With respect to non-corporate United States Holders (including individuals), dividends received from a qualified foreign corporation may be subject to reduced rates of taxation, unless we are a PFIC in the taxable year in which such dividends are paid or in the preceding taxable year. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States. Our Class A ordinary shares are listed on the Nasdaq. United States Treasury Department guidance indicates that shares are readily tradable on an established securities market in the United States if they are listed on the Nasdaq. There can be no assurance that our Class A ordinary shares will continue to be readily tradable on an established securities market in the United States in later years.
A qualified foreign corporation also includes a foreign corporation that is eligible for the benefits of certain income tax treaties with the United States. In the event that we are deemed to be a PRC resident enterprise under the PRC tax law, we may be eligible for the benefits of the income tax treaty between the United States and the PRC, or the Treaty, provided that we meet the other requirements for Treaty eligibility. In that case, dividends we pay on our Class A ordinary shares may be eligible for the reduced rates of taxation whether or not the shares are readily tradable on an established securities market in the United States. Each non-corporate United States Holder is advised to consult its tax advisors regarding the availability of the reduced tax rate applicable to qualified dividend income for any dividends we pay with respect to our Class A ordinary shares.
In the event that we are deemed to be a PRC resident enterprise under the PRC tax law, you may be subject to PRC withholding taxes on dividends paid to you with respect to our Class A ordinary shares. See “—PRC Taxation.” In that case, subject to certain conditions and limitations (including a minimum holding period requirement), PRC withholding taxes on dividends may be treated as foreign taxes eligible for credit against your United States federal income tax liability. However, Treasury regulations that apply to taxes paid or accrued in taxable years beginning on or after December 28, 2021 further restrict the availability of any such foreign tax credit based on the nature of the tax imposed by a non-US jurisdiction, although the IRS has provided temporary relief from the application of certain aspects of these regulations until new guidance or regulations are issued. For purposes of calculating the foreign tax credit, dividends paid on our Class A ordinary shares will be treated as foreign source income and will generally constitute passive category income. If you do not elect to claim a foreign tax credit for foreign tax withheld, you may instead claim a deduction for

United States federal income tax purposes, for the foreign tax withheld, but only for a year in which you elect to do so for all creditable foreign income taxes. The rules governing the foreign tax credit are complex. You are urged to consult your tax advisor regarding the availability of the foreign tax credit under your particular circumstances.
Passive Foreign Investment Company
In general, we will be a PFIC for any taxable year in which:
•at least 75% of our gross income is passive income, or
•at least 50% of the value (based on a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income.
For this purpose, passive income generally includes dividends, interest, royalties and rents (other than royalties and rents derived in the active conduct of a trade or business and not derived from a related person), as well as gains from the sale of assets (such as stock) that produce passive income, foreign currency gains, and certain other categories of income. If we own at least 25% (by value) of the stock of another corporation, we will be treated, for purposes of determining whether we are a PFIC, as owning our proportionate share of the other corporation’s assets and receiving our proportionate share of the other corporation’s income.
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2023, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year.
If we are a PFIC for any taxable year during which you hold our Class A ordinary shares and you do not make a timely mark-to-market election, as described below, you will be subject to special tax rules with respect to any “excess distribution” received and any gain realized from a sale or other disposition, including a pledge, of our Class A ordinary shares. Distributions received in a taxable year that are greater than 125% of the average annual distributions received during the shorter of the three preceding taxable years or your holding period for our Class A ordinary shares will be treated as excess distributions. Under these special tax rules:
•the excess distribution or gain will be allocated ratably over your holding period for our Class A ordinary shares,
•the amount allocated to the current taxable year, and any taxable year in your holding period prior to the first taxable year in which we were a PFIC, will be treated as ordinary income, and
•the amount allocated to each other year will be subject to tax at the highest income tax rate in effect for that year and the interest charge generally applicable to underpayments of tax will be imposed on the resulting tax attributable to each such year.
Although the determination of whether we are a PFIC is made annually, if we are a PFIC for any taxable year in which you hold our Class A ordinary shares, you will generally be subject to the special tax rules described above for that year and for each subsequent year in which you hold our Class A ordinary shares (even if we do not qualify as a PFIC in any subsequent years). However, if we cease to be a PFIC, you can avoid the continuing impact of the PFIC rules by making a special election to recognize gain as if your Class A ordinary shares had been sold on the last day of the last taxable year during which we were a PFIC. You are urged to consult your tax advisor about this election.
In certain circumstances, in lieu of being subject to the special tax rules discussed above, you may make a mark-to-market election with respect to your Class A ordinary shares, provided that such Class A ordinary shares are treated as “marketable stock.” Our Class A ordinary shares generally will be treated as marketable stock if our Class A ordinary shares are “regularly traded” on a “qualified exchange or other market” (within the meaning of the applicable Treasury regulations). Under current law, the mark-to-market election may be available to shareholders if our Class A ordinary shares are quoted on the Nasdaq, which constitutes a qualified exchange, although there can be no assurance that our Class A ordinary shares will be “regularly traded” for purposes of the mark-to-market election. If you make an effective mark-to-market election, for each taxable year that we are a PFIC, you will include as ordinary income the excess of the fair market value of your Class A ordinary shares at the end of the year over your adjusted basis in the Class A ordinary shares. You will be entitled to deduct as an ordinary loss in each such year the excess of your adjusted basis in the Class A ordinary shares over their fair market value at the end of the year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. If you make an effective mark-to-market election, any gain you recognize upon the sale or other disposition of your Class A ordinary shares in a year that we are a PFIC will be treated as ordinary income and any loss will be treated as ordinary loss, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. Your adjusted basis in the Class A ordinary shares will be increased by the amount of any income inclusion and decreased by the amount of any deductions, in each case, to the extent provided for under the mark-to-market rules. If you make a mark-to-market election it will be effective for the taxable year for which the election is made and all subsequent taxable years unless the Class A ordinary shares are no longer regularly traded on a qualified exchange or other market, or the IRS consents to the revocation of the election. You are urged to consult your tax advisor about the availability of the mark-to-market election, and whether making the election would be advisable in your particular circumstances.
A different election, known as the “qualified electing fund” or “QEF” election, is generally available to holders of PFIC stock, but requires that the corporation provide the holders with a “PFIC Annual Information Statement” containing certain information necessary for the election, including the holder’s pro rata share of the corporation’s earnings and profits and net capital gains for each taxable year, computed according to United States federal income tax principles. We do not intend, however, to determine our earnings and profits or net capital gain under United States federal income tax principles, nor do we intend to provide United States Holders with a PFIC Annual Information Statement. Therefore, you should not expect to be eligible to make this election.
If we are a PFIC for any taxable year during which you hold our Class A ordinary shares and any of our non-United States subsidiaries is also a PFIC, you will be treated as owning a proportionate amount (by value) of the shares of the lower-tier PFIC for purposes of the application of these rules. Because a mark-to-market election cannot be made for any lower-tier PFICs that a PFIC may own, if you make a mark-to-market election with respect to our Class A ordinary shares, you may continue to be subject to the general PFIC rules with respect to your indirect interest in any of our non-United States subsidiaries that is classified as a PFIC. You are urged to consult your tax advisors about the application of the PFIC rules to any of our subsidiaries. You will generally be required to file IRS Form 8621 if you hold our Class A ordinary shares in any year in which we are classified as a PFIC. You are urged to consult your tax advisors concerning the United States federal income tax considerations of holding our Class A ordinary shares if we are considered a PFIC in any taxable year and the availability, manner and advisability of making any elections.
Taxation of Capital Gains
For United States federal income tax purposes, you will recognize taxable gain or loss on any sale or exchange of our Class A ordinary shares in an amount equal to the difference between the amount realized for our Class A ordinary shares and your adjusted basis in our Class A ordinary shares. Subject to the discussion under “—Passive Foreign Investment Company” above, such gain or loss will generally be capital gain or loss and will generally be long-term capital gain or loss if you have held our Class A ordinary shares for more than one year. Long-term capital gains of non-corporate United States Holders (including individuals) are eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations. Any gain or loss recognized by you will generally be treated as United States source gain or loss for foreign tax credit limitation purposes. However, if we are treated as a PRC resident enterprise for PRC tax purposes and PRC tax is imposed on any gain, and if you are eligible for the benefits of the Treaty, you may elect to treat such gain as foreign source gain under the Treaty. If you are not eligible for the benefits of the Treaty or you fail to make the election to treat any gain as foreign source, you may not be able to use the foreign tax credit arising from any PRC tax imposed on the disposition of our Class A ordinary shares unless such credit can be applied (subject to applicable limitations) against United States federal income tax due on other income derived from foreign sources in the same income category (generally, the passive category). You are urged to consult your tax advisors regarding the tax considerations if any PRC tax is imposed on gain on a disposition of our Class A ordinary shares, including the availability of the foreign tax credit and the election to treat any gain as foreign source, under your particular circumstances.
Information Reporting and Backup Withholding
In general, information reporting will apply to dividends in respect of our Class A ordinary shares and the proceeds from the sale, exchange or other disposition of our Class A ordinary shares that are paid to you within the United States (and in certain cases, outside the United States), unless you are an exempt recipient such as a corporation. A backup withholding tax may apply to such payments if you fail to provide a taxpayer identification number or certification of exempt status or fail to report in full dividend and interest income.
Backup withholding is not an additional tax and any amounts withheld under the backup withholding rules will be allowed as a refund or a credit against your United States federal income tax liability, provided that the required information is furnished to the IRS in a timely manner.
Certain United States Holders that hold certain foreign financial assets (which may include our Class A ordinary shares) may be required to report information relating to such assets, subject to exceptions (including an exception for Class A ordinary shares held in accounts maintained by certain financial institutions). You are urged to consult your tax advisors regarding the effect, if any, of this reporting requirement on your ownership and disposition of our Class A ordinary shares.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

The following “Use of Proceeds” information relates to (i) the registration statement on Form F-1 (File No. 333-266058), as amended, including the prospectus contained therein, which registered 2,817,500 Class A ordinary shares and was declared effective by the SEC on August 17, 2022, and (ii) the post-effective registration statement on Form F-1 (File No. 333-266943), which registered 563,500 Class A ordinary shares and became effective immediately upon filing on August 17, 2022, for our initial public offering of 3,381,000 Class A ordinary shares, including the underwriters’ full exercise of their option to purchase from us the additional Class A ordinary shares (the “greenshoe option”), at an initial offering price of $12.25 per Class A ordinary shares. Our initial public offering and offering for the greenshoe option (the “greenshoe offering”) were closed concurrently in August 2022. Aegis Capital Corp. was the sole book-running manager and underwriter of our initial public offering.

We received aggregate net proceeds of approximately $34.2 million from our initial public offering and the greenshoe offering. For the period from August 17, 2022, the effective date of the two registration statements on Form F-1 related to our initial public offering, to December 31, 2023, the ending date of the reporting period covered by this annual report, all of the net proceeds received from our initial public offering and the greenshoe offering, combined with our existing cash, were used for the acquisition of Noble House, working capital, operating expenses, capital expenditures and other general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering and the greenshoe offering as described in the Form F-1. None of the net proceeds from our initial public offering and the greenshoe offering were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates or others.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On June 14, 2023, we announced that our board of directors approved a share repurchase program under which we may purchase up to $25.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means.
We evaluated the trading prices of its ordinary shares, its financial position and other information and considered the share repurchase by us would be in the best interests of our company and our shareholders.
We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance.

From the launch of the share repurchase program on June 14, 2023 to December 31, 2023, we repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
During our fourth fiscal quarter of 2023 covered in this annual report, we did not repurchase any of its Class A ordinary shares.
Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this annual report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this annual report . The risks and uncertainties can cause actual results to differ significantly from those forecast in forward-looking statements or implied in historical results and trends.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others, by facilitating transactions between sellers and buyers in our GigaCloud Marketplace.
•GigaCloud 1P: generates product revenues through the sale of our inventory in our GigaCloud Marketplace.
•Off-platform ecommerce: generates product revenues through the sale of our inventory to and through third-party ecommerce websites.
GMV from GigaCloud 3P and GigaCloud 1P together make up our GigaCloud Marketplace GMV, and GMV from off-platform ecommerce and GigaCloud Marketplace GMV together make up our total GMV across the platforms. These three revenue streams complement each other to improve our value proposition to sellers and buyers in our GigaCloud Marketplace. Noble House primarily contributes product revenues to our off-platform ecommerce revenue streams, while Wondersign primarily contributes service revenues from its catalog subscription services, and other product revenues from the sales of its Catalog Kiosk display units.

The financial impact from the acquisitions of Noble House and Wondersign was reflected in our financial results in the fourth quarter and full year of 2023. The operating impact from these acquisitions has not been reflected in the operating metrics in our GigaCloud Marketplace in this annual report.

The following graphic shows the revenues and GMV contribution from these revenue streams in 2021, 2022 and 2023:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
GigaCloud Marketplace GMV	$414,192	$518,218	$794,433

	Service Revenues	Product Revenues
	GigaCloud 3P	GigaCloud 1P	Off-Platform Ecommerce	Others
	(In thousands)
Year Ended December 31, 2021	$98,332	$188,266	$127,599	—
Year Ended December 31, 2022	$140,628	$231,682	$117,761	—
Year Ended December 31, 2023	$199,184	$299,930	$204,622	$95
We are focused on facilitating B2B ecommerce transactions in our GigaCloud Marketplace. We built the GigaCloud Marketplace to democratize access and distribution globally so that manufacturers, who are typically sellers in our marketplace, and online resellers, who are typically buyers in our marketplace, can transact without borders. Manufacturers view our marketplace as an essential sales channel to thousands of online resellers in the U.S., Asia and Europe. Our GigaCloud Marketplace enables manufacturers to deliver their products around the world. Additionally, online resellers may lack the resources and infrastructure to manage a global supply chain and support international distribution. Our integrated ecommerce solutions allow online resellers to offer products and services comparable to those offered by large ecommerce platforms by giving them access to a large and growing catalog of products at wholesale prices, supported by industry-leading global fulfillment capabilities.
To enhance our marketplace experience, we also sell our own inventory, or 1P products, through the GigaCloud Marketplace and to and through third-party ecommerce websites such as Rakuten in Japan, and Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S. and OTTO in Germany. These product revenues expand our market presence, reduce inventory and logistics risk for suppliers, create more products for buyers, drive volume-based cost efficiencies for sourcing products and provide us with data and increase the velocity of sales on our marketplace. Product revenues through the GigaCloud Marketplace and to and through third-party ecommerce websites represented 76.3%, 71.3% and 71.7% of total revenues in 2021, 2022 and 2023, respectively. As we focus on expanding our GigaCloud Marketplace into a leading global large parcel B2B marketplace, we expect service revenues from 3P to grow faster than product revenues from 1P in the future, but we expect 1P to remain an important distribution channel for our own inventory.
Our service revenues totaled $98.3 million and product revenues totaled $315.9 million in 2021, representing a 63.5% and 46.7% increase over 2020, respectively. Our service revenues totaled $140.6 million and product revenues totaled $349.4 million in 2022, representing a 43.0% and 10.6% increase over 2021, respectively. Our service revenues totaled $199.2 million and product revenues totaled $504.6 million in 2023, representing a 41.7% and 44.4% increase over 2022, respectively. In 2021, 2022 and 2023, our total GMV was $541.8 million, $636.0 million and $999.1 million, respectively, of which GigaCloud Marketplace GMV was $414.2 million, $518.2 million and $794.4 million, respectively, and off-platform ecommerce GMV was $127.6 million, $117.8 million and $204.6 million, respectively.
On August 22, 2022, we completed our initial public offering of 3,381,000 Class A ordinary shares, including the additional shares sold pursuant to the over-allotment option which we granted to the underwriter. On August 18, 2022, we listed our Class A ordinary shares on the Nasdaq Global Market under the symbol “GCT.” We raised approximately $33.4 million from our initial public offering in net proceeds after deducting underwriting commissions and the offering expenses payable by us.
In June 2023, we established a share repurchase program under which we may purchase up to $25.0 million of its Class A ordinary shares, par value $0.05, over a 12-month period. As of December 31, 2023, we repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.

In October 2023, we completed the acquisition of Noble House, a leading B2B distributor of indoor and outdoor home furnishings, for an aggregate consideration of approximately $77.6 million. The Noble House acquisition was funded using cash on hand from operations. The acquisition added valuable assets, including but not limited to, inventory, warehouse leases, intangible assets such as technology assets, and other assets which can be further utilized and to supplement our B2B ecommerce ecosystem. For more details, see Note 3, Business Combinations, in the notes to the consolidated financial statements included elsewhere in this annual report.
In November 2023, we completed the acquisition of a 100% equity interest of Wondersign, for an aggregate purchase price of approximately $10.0 million. The Wondersign acquisition was funded using cash on hand from operations. Wondersign is a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida with access to thousands of storefronts across the United States through its customers. Wondersign develops and maintains “Catalog Kiosk,” a leading digital catalog software that allows retailers to display an endless aisle of products and better connect with today’s omni-channel shoppers. For more details, see Note 3, Business Combinations, in the notes to the consolidated financial statements included elsewhere in this annual report.

The acquisitions of Noble House and Wondersign had no impact on our Group’s weighted-average shares as no shares were issued.

Noble House primarily contributes product revenues to our off-platform ecommerce revenue streams, while Wondersign primarily contributes service revenues from its catalog subscription services, and other product revenues from the sales of its Catalog Kiosk display units.

The financial impact from the acquisitions of Noble House and Wondersign was reflected in our financial results in the fourth quarter and full year of 2023. The operating impact from these acquisitions has not been reflected in the operating metrics in our GigaCloud Marketplace in this annual report.
Our Business Model
The GigaCloud Marketplace, our global B2B ecommerce platform, integrates all aspects of a transaction from product discovery to payments to logistics tools into one easy-to-use platform. Sellers and buyers from our targeted markets around the world leverage our cross-border fulfillment network, which is optimized for large parcel products, in order to trade with each other while saving costs. Underpinned by a network of strategically placed warehouses and supply chain capabilities, our marketplace is designed to simplify and mitigate logistics and inventory requirements for both our sellers and buyers.
Once we attract new sellers and buyers to our marketplace, we leverage our technology and supply chain solutions to drive retention. We provide value-added services like product sales forecasts to our sellers to allow them to more efficiently manage inventory and reduce costs. Our integrated supply chain also offers manufacturers and online resellers in our marketplace enhanced visibility into product inventory, reducing inventory turnover and associated transaction costs. The value of our model is demonstrated by the growth in GMV from our new and existing sellers and buyers.
In 2021, 2022 and 2023, GigaCloud Marketplace had 382, 560 and 815 active 3P sellers, and 3,566, 4,156 and 5,010 active buyers, respectively. Sellers in our marketplace are typically manufacturers based in Asia, who are able to leverage our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or rely on intermediaries. The buyers in our marketplace are typically resellers based in the U.S., Asia and Europe that procure products at wholesale prices and subsequently sell on third-party B2C platforms.
GigaCloud 3P
Through GigaCloud 3P, we generate service revenues through the various 3P activities of sellers and buyers in our GigaCloud Marketplace, which result in revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5% depending on the size of the transaction. We charge fees for ocean transportation services such as delivery of products via ocean and other modes of transportation, warehousing fees in connection with the storage of products in our warehouses, and last-mile delivery fees if the buyer requires last-mile delivery services. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in 2021, 2022 and 2023, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to products sold on our own marketplace, and will only opportunistically provide third-party logistics services when there is excess capacity within our network.
The chart below displays the quarterly GigaCloud Marketplace GMV of our 3P sellers in our GigaCloud Marketplace in 2021, 2022 and 2023. 2021 3P Sellers, 2022 3P Sellers and 2023 3P Sellers represent the groups of sellers who first sold products in our GigaCloud Marketplace in 2021, 2022 and 2023, respectively. The Active 3P Sellers shows the total number of sellers who had sold at least one item in our GigaCloud Marketplace in the last 12 months. 2021 3P Sellers, 2022 3P Sellers and 2023 3P Sellers have demonstrated attractive consistent growth in both number of sellers and GigaCloud Marketplace GMV, as shown below:

3P Seller GMV in GigaCloud Marketplace
($ in thousands, except for number of Active 3P Sellers)
The chart below displays the quarterly GigaCloud Marketplace GMV of our buyers in our GigaCloud Marketplace in 2021, 2022 and 2023. 2021 Buyers, 2022 Buyers and 2023 Buyers represent the groups of buyers who first purchased products in our GigaCloud Marketplace in 2021, 2022 and 2023, respectively. The Active Buyers shows the total number of buyers who had made at least one purchase in our GigaCloud Marketplace in the last 12 months. Our number of buyers and buyer GMV have grown consistently since inception, as shown below:

All Buyer GMV in GigaCloud Marketplace
($ in thousands, except for number of Active Buyers)
GigaCloud 1P
Through GigaCloud 1P, we further enhance our marketplace experience by selling our own inventory. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace. Through GigaCloud 1P, we generate revenues from product sales.
Off-platform Ecommerce
In addition to facilitating transactions in our GigaCloud Marketplace, we also procure highly rated products directly from manufacturers and sell them directly to and through third-party ecommerce websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO. Off-platform ecommerce sales deepen our relationships with suppliers and provide us with proprietary data. Through off-platform ecommerce, we generate revenues from product sales.
COVID-19 Pandemic
The COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic and the various responses to it globally created significant volatility, uncertainty and economic disruption. During the COVID-19 pandemic, authorities across the U.S. and the globe implemented varying degrees of restriction on social and commercial activities. While these restrictions were largely lifted in 2023, some regions have seen a resurgence of COVID-19 cases resulting in consideration of reinstitution of certain protective measures.
During this time, our focus remains on serving our customers and on promoting the health, safety and financial security of our employees. We have taken a number of precautionary measures as may be required, including enhancing cleaning measures, instituting COVID-19 testing in our facilities, suspending all non-essential travel, transitioning a large portion of our employees to working-from-home arrangements and developing no-contact delivery methods. While the COVID-19 pandemic has not had a material adverse impact on our operations to date and we believe the long-term opportunities for large parcel merchandise remains unchanged, it is difficult to predict all of the positive or negative impacts that the COVID-19 pandemic will have on our business over the short and long term. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.”

Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisitions of Noble House and Wondersign was reflected in our financial results in the fourth quarter and full year of 2023. The operating impact from these acquisitions has not been reflected in the operating metrics in our GigaCloud Marketplace in this annual report.
The following tables set forth our key financial and operating metrics for the periods indicated:

	For the Year Ended December 31,
GigaCloud Marketplace:	2021	2022	2023
GigaCloud Marketplace GMV (in $ thousands)	$414,192	$518,218	$794,433
Active 3P sellers	382	560	815
Active buyers	3,566	4,156	5,010
Spend per active buyer (in $)	$116,150	$124,692	$158,569
3P seller GigaCloud Marketplace GMV(in $ thousands)	$156,853	$257,721	$426,347
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased from $414.2 million in 2021 to $518.2 million in 2022, representing a growth of 25.1% year-over-year, and further increased to $794.4 million in 2023, representing a growth of 53.3% year-over-year, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace and an increase in spend per active buyer as our marketplace continued to gain scale and market position.

GigaCloud Marketplace GMV by Quarter
($ in thousands)
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace has been increasing every quarter since the first quarter of 2020. We had 382 active 3P sellers in 2021, 560 active 3P sellers in 2022 and 815 active 3P sellers in 2023.

We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs increased from 6,334 as of December 31, 2021 to 12,312 as of December 31, 2022, and further increased to 22,101 as of December 31, 2023. We expect continued growth in the number of active 3P sellers through expansion into new markets, reaching out to suppliers of the brick-and-mortar channels that we connected through the Wondersign acquisition, internal sales initiatives, referrals by existing users and word-of-mouth. We leverage our 1P inventory to help establish and validate markets for new sellers, helping them onboard to our marketplace.
Active Buyers
The number of active buyers in the GigaCloud Marketplace has been increasing in almost every quarter since the first quarter in 2020. We had 3,566 active buyers in 2021, 4,156 active buyers in 2022 and 5,010 active buyers in 2023. We view the number of active buyers as a key driver of our GigaCloud Marketplace GMV and revenue growth, and a key indicator of our ability to attract and engage buyers in our marketplace. We expect continued growth in the number of active buyers by attracting the new brick-and-mortar retailers that are using the services from Wondersign to becoming our buyers, internal sales initiatives, referrals by existing users, word-of-mouth and direct visits to our website.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace were $116,150 in 2021, $124,692 in 2022, representing an increase of 7.4% from 2021 and $158,569 in 2023, representing an increase of 27.2% from 2022. We view spend per active buyer as a key driver of our GigaCloud Marketplace GMV and revenue growth. Spend per active buyer is driven by expanding the product categories, increasing the frequency of buyer purchases and growing the average price per purchase. Spend per active buyer increased in 2023, primarily due to our expanded product catalog, increase in the mix of higher priced products, introduction of new value-added services to improve the shopping experience and our enhanced supply chain capabilities for better fulfillment.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact on our GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $156.9 million in 2021 and $257.7 million in 2022, representing an increase of 64.3% from 2021, and $426.3 million in 2023, representing an increase of 65.4% from 2022. 3P Seller GigaCloud Marketplace GMV represented 37.9%, 49.7% and 53.7% of total GigaCloud Marketplace GMV in 2021, 2022 and 2023, respectively.
Key Factors Affecting Our Results of Operations
Key factors affecting our results of operations include the following:
Our Ability to Attract and Retain Sellers
Sellers in our marketplace are typically manufacturers based in Asia who are able to use our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or warehouses overseas. We are focused on growing and retaining the number of sellers who choose to list their large parcel merchandise in our marketplace and utilize our logistics network for the shipping and handling of their products.
Our number of active 3P sellers was 382 in 2021, compared to 560 in 2022 and 815 in 2023, representing an increase of 46.6% from 2021 and an increase of 45.5% from 2022. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive logistics network enabling hassle-free delivery of large parcel merchandise and our expansion into new markets.
Using our marketplace, sellers are able to quickly gain access to key global markets in which we operate, including the U.S., the U.K., Germany, Japan and Canada. We provide a flat rate program for shipping and handling, and sellers are able to utilize our warehouse space. We also create sales analytics which provide valuable information as sellers determine which products to bring to market.
We attract new sellers predominantly through organic channels such as referrals by existing users, word-of-mouth, or direct visits to our website. In 2023, we completed the acquisitions of Noble House and Wondersign, which supplemented our supply chain, fulfillment and logistics capabilities and we expect to attract more sellers and buyers onto our GigaCloud Marketplace after these strategic acquisitions. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers based in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. Our buyers can browse a product in our marketplace and list the product on their preferred ecommerce websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.
In 2021, we had 3,566 active buyers in our marketplace with an average $116,150 spend per active buyer, representing a 117.4% increase in active buyers and 3.0% increase in spend per active buyer compared to the previous year. In 2022, we had 4,156 active buyers in our marketplace with an average $124,692 spend per active buyer, representing a 25.1% increase in active buyers and 7.4% increase in spend per active buyer compared to the previous period. In 2023, we had 5,010 active buyers in our marketplace with an average $158,569 spend per active buyer, representing a 20.5% increase in active buyers and 27.2% increase in spend per active buyer compared to the previous period, primarily attributable to increased scale and recognition of our marketplace and an increase in the number of global sales channels for buyers to resell products to end customers.
Since 2021, we have provided a remorse protection program, which can be purchased by the buyers in our GigaCloud Marketplace for a fee calculated based on the underlying purchase price of products purchased from our 3P business or 1P sales. The remorse protection program aims to cover a portion of the buyer’s risk when its customers seek compensation or discounts on certain items for non-product quality reasons and when actual losses are incurred. The program seeks to compensate the buyers for a portion of these actual losses for up to 60 days from the shipment of the product. We require evidence of actual loss to the products prior to any compensation. The fee we charge is based on our historical experience, buyers’ acceptance and the loss that we are willing to accept versus the benefits of the program. This is a service that we provide for our buyers to complement the service offerings in our GigaCloud Marketplace, on which buyers do not have to handle the logistics of product returns themselves or be subject to consumer remorse risks without any recourse. While the remorse protection program represents a small portion of our business operations thus far, it is an attractive service offering to our buyers who face product return risks.
Recent and Future Acquisitions
In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive new markets.
In 2023, we completed the acquisition of Noble House, a leading B2B distributor of indoor and outdoor home furnishing, for an aggregate consideration of approximately $77.6 million, and the acquisition of Wondersign, a cloud-based interactive digital signage and e-catalog management SaaS company, for an aggregate purchase price of approximately $10.0 million.
Following the acquisitions, our results of operations are affected by the newly acquired businesses or operations, the purchase accounting for the acquisition, any debt incurred in connection with the acquisitions and expenditures made to integrate the newly acquired businesses or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ financial results into our consolidated financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may also differ.
Overall Economic Trends
The overall economic environment and related changes in customer behavior have a significant impact on our business. Customer spending on our products and services is primarily discretionary, and therefore positive economic conditions generally drive stronger business performance.
Recent global economic uncertainties, inflation, higher interest rates, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea could impact the demand of products and shipping and freight rates. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, interest rates, tax rates and energy costs.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace quickly grew to represent 69.2%, 76.0% and 70.9% of our total revenues in 2021, 2022 and 2023, respectively. We continue to evaluate opportunities to launch additional services. Since 2021, we have provided a remorse protection program that covers a portion of the buyer’s risk when its customers seek compensation or discount on certain items for non-product quality reasons and when actual losses are incurred for up to 60 days, which is an attractive service offering to our buyers. The remorse protection program can be purchased by the buyers in our GigaCloud Marketplace for a fee calculated based on the underlying purchase price of products purchased from our 3P business or 1P sales. As SKUs in our marketplace grows, we are also looking to roll out paid advertising tools that promote products based on search results. Additionally, we are leveraging our data analytics capabilities to develop new tools for users to improve their marketplace experience.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. As of December 31, 2023, our global logistics network included 33 warehouses with an aggregate gross floor area of approximately 8.2 million square feet in five countries. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.

Our ability to improve our operational efficiency depends on our ability to invest in our technology infrastructure and platform, including our virtual warehousing solution and AI technology. We also invest in our research and development personnel for the design, development, and testing of our platform, and incur software development costs for the internal-use software and our Group's websites. We successfully improved our warehouse management solutions over the past years.
Seasonality
We believe that sales of home furniture and other large parcel items are subject to modest seasonality. We expect the last quarter of the year to be the most active.
Our GigaCloud Marketplace GMV is usually the largest in the fourth quarter of a year and we experienced increased year-over-year sales volume in the first, second and third quarters. It is uncertain whether this is an indicator of industry trends going forward.
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform ecommerce businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others is generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P is generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform ecommerce is generated from product sales of our inventory to and through third-party ecommerce websites.
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Revenues
Service revenues
Platform commission	$4,814	1.2	$6,872	1.4	$11,187	1.6
Ocean transportation service	36,257	8.8	37,957	7.7	19,703	2.8
Warehousing service	10,498	2.5	16,242	3.3	24,423	3.5
Last-mile delivery service	33,693	8.1	62,745	12.8	105,978	15.1
Packaging service	5,498	1.3	7,735	1.6	17,296	2.5
Others	7,572	1.8	9,077	1.9	20,597	2.9
Subtotal	98,332	23.7	140,628	28.7	199,184	28.3
Product revenues
Off-platform ecommerce	127,599	30.8	117,761	24.0	204,622	29.1
GigaCloud 1P	188,266	45.5	231,682	47.3	299,930	42.6
Others	—	—	—	—	95	—
Subtotal	315,865	76.3	349,443	71.3	504,647	71.7
Total	$414,197	100.0	$490,071	100.0	$703,831	100.0
Revenues reported are attributed to geographic areas based on locations of our warehouses, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2021, 2022 and 2023 is as follows:

	Year ended December 31,
Revenues by geographic region:	2021	2022	2023
	(In thousands)
Service revenues:
Platform commission	$4,814	$6,872	$11,187
Hong Kong	4,814	6,872	11,187
Ocean transportation service	36,257	37,957	19,703
United States	35,754	37,684	19,610
Others(1)	503	273	93
Warehousing service	10,498	16,242	24,423
United States	7,865	14,569	23,601
Others(1)	2,633	1,673	822
Last-mile delivery service	33,693	62,745	105,978
United States	31,421	60,632	101,285
Others(1)	2,272	2,113	4,693
Packaging service	5,498	7,735	17,296
United States	4,723	7,101	16,070
Others(1)	775	634	1,226
Others	7,572	9,077	20,597
United States	4,257	8,933	19,863
Others	3,315	144	734
Product revenues	$315,865	$349,443	$504,647
United States	243,132	269,599	373,837
Japan	44,881	40,082	44,348
Germany	9,510	21,133	71,163
Others(1)	18,342	18,629	15,299
Total revenues	$414,197	$490,071	$703,831
(1) No other individual region's revenues exceeded 10% of the Company's total revenues for the years ended December 31, 2021, 2022 and 2023.
Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge the sellers a flat, per day warehouse fee for storage of inventory in our warehouses, which varies by the size of the products, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our warehouses, which varies by the weight and destination of the products. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in 2021, 2022 and 2023, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.

Product Revenues—GigaCloud 1P
We derive product revenues from the sales of products through selling our own inventory on our marketplace. This 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform Ecommerce
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites, or Product Sales to B, such as Wayfair, Walmart, Home Depot, Target and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Rakuten, Amazon and OTTO, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but as recorded net of revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of product sales. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Cost of revenues
Services	$84,723	20.5	$120,102	24.5	$161,215	22.9
Product sales	239,877	57.9	286,855	58.5	353,983	50.3
Total	$324,600	78.4	$406,957	83.0	$515,198	73.2
Cost of Services
Cost of services primarily consists of domestic delivery costs, an allocated portion of warehouse rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Product Sales
Cost of product sales primarily consists of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, warehouse rental expenses excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	For the Year Ended December 31,
	2021	2022	2023

	(In thousands, except for percentages)
Gross Profit	$89,597	$83,114	$188,633
Gross margin (%)	21.6%	17.0%	26.8%

Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$25,728	6.2	$24,038	4.9	$41,386	5.9
General and administrative expenses	24,516	5.9	22,627	4.6	30,008	4.3
Research and development expenses	—	—	1,426	0.3	3,925	0.6
Losses on disposal of property and equipment	—	—	—	—	3,236	0.5
Total operating expenses	$50,244	12.1	$48,091	9.8	$78,555	11.2

Selling and Marketing Expenses
Our selling and marketing expenses primarily consist of platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform ecommerce channels, advertising expenses, and payroll and related expenses for personnel engaged in selling and marketing activities, and rental and depreciation expenses relating to facilities and equipment used by those employees. Advertising expenses include advertisements through various forms of media and marketing and promotional activities.
The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$12,242	3.0	$12,144	2.5	$18,604	2.6
Platform service fees	10,978	2.7	9,595	2.0	17,503	2.5
Advertising expenses	1,851	0.4	1,530	0.3	3,908	0.6
Traveling	167	0.0	201	—	541	0.1
Others	490	0.1	568	0.1	830	0.1
Total selling and marketing expenses	$25,728	6.2	$24,038	4.9	$41,386	5.9
General and Administrative Expenses
Our general and administrative expenses primarily consist of share-based compensation, payroll and related costs for employees involved in general corporate functions, rental and depreciation expenses associated with the use of facilities and equipment by these employees, professional fees, and other general corporate expenses.
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$15,676	3.8	$15,040	3.1	$14,126	2.0
Professional fees	4,911	1.2	3,034	0.6	7,495	1.1
Rental and depreciation	1,104	0.3	715	0.1	2,886	0.4
Office supplies and utility	1,187	0.3	1,131	0.2	2,102	0.3
Others	1,638	0.3	2,707	0.6	3,399	0.5
Total general and administrative expenses	$24,516	5.9	$22,627	4.6	$30,008	4.3
Research and Development Expenses
Our research and development expenses primarily consist of IT- and platform-related personnel costs, including share-based compensation expense associated with our engineering, programming, data analytics, and product development personnel responsible for the design, development, and testing of our platform, rental and depreciation expenses associated with the use of facilities and equipment of research and development personnel, and information technology costs.

Losses on Disposal of Property and Equipment
Our losses on disposal of property and equipment primarily consist of the losses on the disposal of old and obsolete property and equipment.
Interest Expense
Our interest expense primarily consists of our financial lease interest expense for warehouses and facilities in the U.S.
Interest Income
Our interest income primarily consists of interest income from bank deposits.
Foreign Currency Exchange Gains (Losses), Net
Our foreign exchange gains and losses represent the gains or losses due to appreciation or depreciation of the U.S. dollar against Japanese Yen, the Euro, Canadian dollar and the British Pound.
Government Grants
Our income from government grants primarily consists of industry related government subsidies.
Income Tax Expense
Our income tax expense primarily consists of current tax expense, deferred tax expense and uncertain tax positions, primarily related to uncertainty of our subsidiaries and any former consolidated VIEs in mainland China with regard to the tax impact of transfer pricing adjustments.
Taxation
Cayman Islands
Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gain. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.
Hong Kong
Under the current Hong Kong S.A.R. Inland Revenue Ordinance, our subsidiary in Hong Kong S.A.R. is subject to Hong Kong S.A.R. profits tax at the rate of 16.5% on its taxable income generated from the operations in Hong Kong S.A.R. The first HK$2 million of assessable profits earned by a company will be taxed at 8.25% whilst the remaining profits will continue to be taxed at 16.5%. There is an anti-fragmentation measure where each group will have to nominate only one company in the group to benefit from the progressive rates.
The Inland Revenue (Amendment) (Taxation on Specified Foreign-sourced income) Bill 2022, or the new FSIE regime, has been enacted in Hong Kong on December 14, 2022 and will have effect from January 1, 2023 onwards. This is to address the EU’s inclusion of Hong Kong in the “grey list” in concern of any risk of double non-taxation arising from the tax exemption of offshore passive income for companies in Hong Kong without substantial economic substance. From January 1, 2023, offshore passive income (including interest income, dividend income or gain on disposal of equity interest (where applicable)), that is received or deemed to be received in Hong Kong (i.e., identical to the “received” concept in Singapore), would need to meet additional requirements, including, amongst others, the economic substance requirements (i.e. similar to offshore jurisdictions like Cayman Islands, British Virgin Islands, etc.) in order to continue to be entitled to the offshore income tax exemption in Hong Kong.
Mainland China
Under the PRC Enterprise Income Tax Law, domestic companies are subject to enterprise income tax at a uniform rate of 25%. Our PRC Subsidiaries are subject to the statutory income tax rate at 25%, unless a preferential enterprise income tax rate is otherwise stipulated.

On December 24, 2019, our wholly-owned subsidiary, GigaCloud Technology (Suzhou) Co., Ltd. (formerly known as Oriental Standard Network Technology (Suzhou) Co., Ltd.), or GigaCloud Suzhou, obtained a certificate from related authorities of local government for “Advanced Technology Service Enterprise”, or ATSE, qualification. This certificate entitled GigaCloud Technology (Suzhou) Co., Ltd. to enjoy a preferential income tax rate of 15% for a period of three years from 2020 to 2022 if all the criteria for ATSE status could be satisfied in the relevant years. Subsequently, GigaCloud Suzhou renewed and obtained the ATSE certificate in early 2023, which entitles GigaCloud Suzhou to the preferential tax rate of 15% from 2022 to 2024 if all the criteria for ATSE status could be satisfied in the relevant year.
Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside China with a “place of effective management” within China is considered a China resident enterprise for Chinese enterprise income tax purposes. A China resident enterprise is generally subject to certain Chinese tax reporting obligations and a uniform 25% enterprise income tax rate on its worldwide income. The implementation rules to the PRC Enterprise Income Tax Law provide that non-resident legal entities are considered PRC residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc., of an enterprise occur within mainland China. Despite the present uncertainties resulting from the limited PRC tax guidance on the issue, we do not believe that the legal entities organized outside the PRC should be treated as residents for the purposes of the PRC Enterprise Income Tax Law. If the PRC tax authorities subsequently determine that our company and our subsidiaries registered outside the PRC are deemed resident enterprises, our company and our subsidiaries registered outside of mainland China will be subject to the PRC income tax at a rate of 25%.
Dividends paid to non-PRC resident corporate investors from profits earned by our PRC Subsidiaries after January 1, 2008 would be subject to a withholding tax. The PRC Enterprise Income Tax Law and its relevant regulations impose a withholding tax at 10%, unless reduced by a tax treaty or agreement, for dividends distributed by a PRC resident enterprise to its non-PRC resident corporate investors for earnings generated beginning on January 1, 2008. As of December 31, 2021, 2022 and 2023, earnings from all foreign subsidiaries and VIEs will be indefinitely reinvested. Hence, our Group has not provided for deferred tax liabilities on undistributed earnings for PRC subsidiaries.
Germany
Under the current laws of Germany, our German subsidiaries are subject to income tax at a standard rate of 15% (15.825% including solidarity surcharge), plus municipal trade tax of 14%-17%.
U.S. Federal Income Taxation
Our U.S. subsidiaries are subject to U.S. federal income taxes and state and local income taxes. In connection with the U.S. tax legislation enacted in December 2017, the federal income tax rate for corporations changed to 21% beginning from January 1, 2018, while state income tax rates generally remained the same as in previous years. The U.S. federal income tax rules also provide for enhanced accelerated depreciation deduction by allowing the election of full expensing of qualified property, primarily equipment, through 2023. In 2023, the enhanced accelerated depreciation deduction decreased to 80% and will continue to decrease by 20% per year thereafter until complete phase out.
Dividends received from U.S. corporation are U.S. source and would be subject to 30% withholding tax, unless reduced by a tax treaty or agreement.

Results of Operations
The following table sets forth a summary of our consolidated results of operations, both in absolute amount and as a percentage of our total revenues, for the periods presented. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Year Ended December 31,
	2021		2022		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Revenues
Service revenues	$98,332	23.7	$140,628	28.7	$199,184	28.3
Product revenues	315,865	76.3	349,443	71.3	504,647	71.7
Total revenues	414,197	100.0	490,071	100.0	703,831	100.0
Cost of revenues
Services	84,723	20.5	120,102	24.5	161,215	22.9
Product sales	239,877	57.9	286,855	58.5	353,983	50.3
Total cost of revenues	324,600	78.4	406,957	83.0	515,198	73.2
Gross profit	89,597	21.6	83,114	17.0	188,633	26.8
Operating expenses
Selling and marketing expenses	25,728	6.2	24,038	4.9	41,386	5.9
General and administrative expenses	24,516	5.9	22,627	4.6	30,008	4.3
Research and development expenses	—	—	1,426	0.3	3,925	0.6
Losses on disposal of property and equipment	—	—	—	—	3,236	0.5
Total operating expenses	50,244	12.1	48,091	9.8	78,555	11.2
Operating income	39,353	9.5	35,023	7.1	110,078	15.6
Interest expense	(309)	(0.1)	(568)	(0.1)	(1,240)	(0.2)
Interest income	537	0.1	472	0.1	3,304	0.5
Foreign currency exchange gains (losses), net	(2,012)	(0.5)	(4,854)	(1.0)	2,086	0.3
Government grants	—	—	1,085	0.2	911	0.1
Others, net	156	—	6	—	(144)	—
Income before income taxes	37,725	9.1	31,164	6.4	114,995	16.3
Income tax expense	(8,468)	(2.0)	(7,192)	(1.5)	(20,887)	(3.0)
Net income	$29,257	7.1	$23,972	4.9	$94,108	13.4
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 43.6% from $490.1 million in 2022 to $703.8 million in 2023. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 41.7% from $140.6 million in 2022 to $199.2 million in 2023. The increase was attributable to (i) an increase in revenues from last mile delivery services by 69.1% from $62.7 million in 2022 to $106.0 million in 2023 as our GigaCloud Marketplace GMV and delivery volume continued to increase, (ii) an increase in revenues from packaging service by 124.7% from $7.7 million in 2022 to $17.3 million in 2023, which was consistent with the increase in sales volume, and (iii) an increase in revenues from other services by 126.4% from $9.1 million in 2022 to $20.6 million in 2023. These increases were partially offset by a decrease in revenues from ocean transportation services by 48.2% from $38.0 million in 2022 to $19.7 million in 2023, primarily due to the decrease in the pricing of ocean transportation services in 2023.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 29.4% from $231.7 million in 2022 to $299.9 million in 2023. The increase was primarily due to increases in the number of buyers and spend per active buyer as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 73.7% from $117.8 million in 2022 to $204.6 million in 2023. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 26.6% from $407.0 million in 2022 to $515.2 million in 2023.
•Our cost of services increased by 34.2% from $120.1 million in 2022 to $161.2 million in 2023, primarily due to an increase in delivery cost by 25.1% from $97.1 million in 2022 to $121.5 million in 2023, consistent with the increase in our sales, an increase in staff cost by 154.0% from $5.0 million in 2022 to $12.7 million in 2023 as the number of staff in warehouses and operations increased, and an increase in rental cost by 41.4% from $15.2 million in 2022 to $21.5 million in 2023 as we increased the number of warehouses to 33 globally in 2023.
•Our cost of product sales increased by 23.4% from $286.9 million in 2022 to $354.0 million in 2023, primarily due to an increase in product cost by 22.3% from $219.7 million in 2022 to $268.8 million in 2023, an increase in delivery cost by 29.7% from $33.3 million in 2022 to $43.2 million in 2023 consistent with the increase in our product revenues, and an increase in rental cost by 20.4% from $20.6 million in 2022 to $24.8 million in 2023, as we increased the number of warehouses to 33 globally in 2023.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 127.0% from $83.1 million in 2022 to $188.6 million in 2023. Our gross margin increased from 17.0% in 2022 to 26.8% in 2023, primarily due to a slower rate of costs increase, particularly considering the decrease in ocean freight costs in 2023.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 72.5% from $24.0 million in 2022 to $41.4 million in 2023, which was primarily due to an increase in platform service fee we incurred on certain third-party ecommerce websites by 82.3% from $9.6 million in 2022 to $17.5 million in 2023 as sales volume and sales channels both increased, an increase in staff cost related to selling and marketing personnel by 53.7% from $12.1 million in 2022 to $18.6 million in 2023 as we increased the number of sales and marketing personnel and the commission paid to them, and an increase in advertising expense by 160.0% from $1.5 million in 2022 to $3.9 million in 2023.
General and Administrative Expenses
Our general and administrative expenses increased by 32.7% from $22.6 million in 2022 to $30.0 million in 2023, which was primarily due to an increase in professional service expense by 150.0% from $3.0 million in 2022 to $7.5 million in 2023 as we engaged professional services for our financial and legal advisors in 2023, and an increase in rental expense by 314.3% from $0.7 million in 2022 to $2.9 million in 2023, primarily due to fees related to certain vacated warehouses were included in general and administrative expenses instead of cost of revenues in 2023, and the upgrade of our corporate offices.
Research and Development Expenses
Research and development expenses increased by 178.6% from $1.4 million in 2022 to $3.9 million in 2022. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function in 2023.

Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $3.2 million in 2023, primarily attributable to disposal of old and obsolete property and equipment. We did not incur such losses in 2022.
Interest Expense
We had interest expenses of $568 thousand in 2022 and $1.2 million in 2023. The increase was primarily attributable to increase in our financial lease interest expense for warehouses in the U.S.
Interest Income
We had interest income of $472 thousand in 2022 and $3.3 million in 2023. The increase was primarily attributable to higher average bank deposits and interest rates in 2023.
Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange losses, net of $4.9 million in 2022 and foreign currency exchange gains, net of $2.1 million in 2023, primarily attributable to the appreciation of the U.S. dollar against Japanese Yen, the Euro and the British Pound in 2023, as compared to depreciation in 2022.
Government Grants
We had government grants of $1.1 million in 2022 and $0.9 million in 2023, primarily attributable to industry related government subsidies that we received in 2023.
Income Tax Expense
We had income tax expense of $7.2 million in 2022 and $20.9 million in 2023. The increase was primarily attributable to an increase in our income before taxes from $31.2 million in 2022 to $115.0 million in 2023.
Net Income
As a result of the foregoing, our net income was $24.0 million in 2022 and $94.1 million in 2023.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Our revenues, which consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 18.3% from $414.2 million in 2021 to $490.1 million in 2022. This increase was primarily due to an increase in service revenues from GigaCloud 3P and product revenues from GigaCloud 1P, and partially offset by a decrease in product revenues from off-platform ecommerce.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 43.0% from $98.3 million in 2021 to $140.6 million in 2022. The increase was attributable to (i) increase in revenues from last mile delivery services by 86.2% from $33.7 million in 2021 to $62.7 million in 2022 due to increases in the provision of third-party logistics services to certain existing and new customers and (ii) increase in sales generated from warehousing services by 54.7% from $10.5 million in 2021 to $16.2 million in 2022 due to increase in the number of warehouses from 19 in 2021 to 21 in 2022.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 23.1% from $188.3 million in 2021 to $231.7 million in 2022. The increase was primarily due to an increase in the number of active buyers from 3,566 in 2021 to 4,156 in 2022 and better selection of products catering to buyers’ preference leading to an increase in spend per active buyer from $116,150 in 2021 to $124,692 in 2022.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce decreased by 7.7% from $127.6 million in 2021 to $117.8 million in 2022. The decrease was primarily due to an overall decrease in sales on certain third-party off-platform ecommerce as consumer demand slowed down over the full year of 2022.
Cost of Revenues
Our cost of revenues increased by 25.4% from 324.6 million in 2021 to $407.0 million in 2022, primarily attributable to the overall increase in our revenue, as well as an increases in product cost, delivery cost and warehouse cost.
•Our cost of services increased by 41.8% from 84.7 million in 2021 to $120.1 million in 2022, primarily due to (i) increase in last mile delivery cost by 89.1% from $30.4 million in 2021 to $57.5 million in 2022 due to an increase in the deliveries of merchandise that we handled from and to sellers and buyers in our marketplace, and (ii) increases in rental costs of the portion allocated to our 3P business by 77.9% from $8.5 million in 2021 to $15.2 million in 2022 as we increased the number of warehouses from 19 in 2021 to 21 in 2022.
•Our cost of product sales increased by 19.6% from $239.9 million in 2021 to $286.9 million in 2022, primarily due to (i) increase in product costs by 22.8% from $179.0 million in 2021 to $219.7 million in 2022 as we increased our GigaCloud 1P sales and (ii) increase in rental costs of warehouses that were allocated to 1P products.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit decreased by 7.2% from $89.6 million in 2021 to $83.1 million in 2022. Our gross margin decreased from 21.6% in 2021 to 17.0% in 2022, primarily due to the fact that the cost of revenue increased at a faster pace than revenue, as shipping and handling costs, particularly ocean freight costs, increased significantly compared to the previous period.
Selling and Marketing Expenses
Our selling and marketing expenses decreased by 6.6% from $25.7 million in 2021 to $24.0 million in 2022, which was mainly due to (i) a decrease in platform service fees we paid to certain third-party ecommerce websites from $11.0 million in 2021 to $9.6 million in 2022, (ii) a decrease in staff cost, including shared-based compensation expenses, related to selling and marketing personnel from $12.2 million in 2021 to $12.1 million in 2022, as well as (iii) a decrease in advertising expense on certain third-party ecommerce websites from $1.9 million in 2021 to $1.5 million in 2022.
General and Administrative Expenses
Our general and administrative expenses decreased by 7.7% from $24.5 million in 2021 to $22.6 million in 2022, which was mainly due to (i) decrease in professional service expense from $4.9 million in 2021 to $3.0 million in 2022 and (ii) decrease in staff costs, including share-based compensation expenses, related to general and administration personnel from $15.7 million in 2021 to $15.0 million in 2022.
Research and Development Expenses
Research and development expenses were $1.4 million in 2022, while we did not have research and development expenses in 2021. The change was primarily due to system wide technological upgrades in our GigaCloud Marketplace to support our growth.
Interest Expense
We had interest expenses of $309 thousand in 2021 and $568 thousand in 2022. The increase was primarily attributable to the increase in our financial lease interest expense for warehouses in the U.S.
Interest Income
We had interest income of $537 thousand in 2021 and $472 thousand in 2022. The decrease was primarily attributable to a decrease in interests collected from accounts receivable overdue.

Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange losses, net of $2.0 million in 2021 and $4.9 million in 2022, primarily attributable to appreciation of the U.S. dollar against the British Pound, Euro and the Japanese Yen.
Government Grant
We had government grant of nil in 2021 and $1.1 million in 2022, primarily attributable to industry related government subsidies that we received in 2022.
Income Tax Expense
We had income tax expense of $8.5 million in 2021 and $7.2 million in 2022. The decrease was primarily attributable to a decrease in our income before income taxes from $37.7 million in 2021 to $31.2 million in 2022.
Net Income
As a result of the foregoing, our net income was $29.3 million in 2021 and $24.0 million in 2022.
Segment Information for Fiscal Years 2021, 2022 and 2023

For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.

Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2022 and 2023 is as follows:

	December 31,
	2021	2022	2023
	(In thousands)
The United States	$10,060	$144,504	$400,554
Others	1,015	12,717	22,982
Total long-lived assets	$11,075	$157,221	$423,536

Revenues reported are attributed to geographic areas based on locations of our warehouses, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2021, 2022 and 2023 is as follows:

	Year ended December 31,
Revenues by geographic region:	2021	2022	2023
	(In thousands)
Service revenues:
Platform commission	$4,814	$6,872	$11,187
Hong Kong	4,814	6,872	11,187
Ocean transportation service	36,257	37,957	19,703
United States	35,754	37,684	19,610
Others(1)	503	273	93
Warehousing service	10,498	16,242	24,423
United States	7,865	14,569	23,601
Others(1)	2,633	1,673	822
Last-mile delivery service	33,693	62,745	105,978
United States	31,421	60,632	101,285
Others(1)	2,272	2,113	4,693
Packaging service	5,498	7,735	17,296
United States	4,723	7,101	16,070
Others(1)	775	634	1,226
Others	7,572	9,077	20,597
United States	4,257	8,933	19,863
Others	3,315	144	734
Product revenues	$315,865	$349,443	$504,647
United States	243,132	269,599	373,837
Japan	44,881	40,082	44,348
Germany	9,510	21,133	71,163
Others(1)	18,342	18,629	15,299
Total revenues	$414,197	$490,071	$703,831
(1) No other individual region's revenues exceeded 10% of the Company's total revenues for the years ended December 31, 2021, 2022 and 2023.
Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, which is net income excluding interest, income taxes and depreciation, further adjusted to exclude share-based compensation expenses, a non-GAAP financial measure, to understand and evaluate our core operating performance. Non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA from net income for the periods indicated:

	For the Year Ended December 31,
	2021	2022	2023

	(In thousands)
Net income	$29,257	$23,972	$94,108
Add: Income tax expense	8,468	7,192	20,887
Add: Interest expense	309	568	1,240
Less: Interest income	(537)	(472)	(3,304)
Add: Depreciation and amortization	775	1,386	2,873
Add: Share-based compensation expense	9,681	9,196	2,503
Adjusted EBITDA	$47,953	$41,842	$118,307
Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of December 31, 2023, we had $183.3 million in cash and $0.89 million in restricted cash.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $50 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. As of the date of this annual report, we have not made any draw down from this credit facility.
We believe our cash on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash we have on hand, we may seek to issue equity or equity-linked securities or obtain debt financing. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
Prior to completion of our corporate restructuring, we consolidated the results of our consolidated VIEs but we only had access to the assets or earnings of our consolidated VIEs through our contractual arrangements with our consolidated VIEs and their shareholders (as applicable). As of the date of this annual report, we have completed our corporate restructure and our corporate structure does not contain any VIEs. For restrictions and limitations on liquidity and capital resources as a result of our corporate structure, see “—Holding Company Structure.”
As a Cayman Islands exempted company and offshore holding company, we are permitted under PRC laws and regulations to provide funding to our PRC Subsidiaries only through loans or capital contributions, subject to relevant approval, filing and/or reporting with respect to government authorities and limits on the amount of capital contributions and loans. This may delay us from making loans or capital contributions to our PRC Subsidiaries, if any. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

The following table sets forth a summary of our cash flows for the periods presented:

	For the Year Ended December 31,
	2021	2022	2023

	(In thousands)
Summary of Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$8,556	$49,656	$133,452
Net cash used in investing activities	(1,825)	(709)	(90,547)
Net cash provided by (used in) financing activities	(2,956)	31,887	(4,003)
Effect of foreign currency exchange rate changes on cash and restricted cash	(2,110)	380	190
Net increase in cash and restricted cash	$1,665	$81,214	$39,092
Cash and restricted cash at the beginning of the year	$62,197	$63,862	$145,076
Cash and restricted cash at the end of the year	$63,862	$145,076	$184,168
Operating Activities
Net cash provided by operating activities in 2023 was $133.5 million, as compared to $49.7 million in 2022. This was attributable to net income of $94.1 million in 2023, compared to net income of $24.0 million in 2022. Net income was primarily adjusted by (i) loss from disposal of property and equipment of $3.2 million in 2023, (ii) depreciation and amortization of $2.9 million, (iii) share-based compensation of $2.5 million in 2023, and (iv) operating lease of $2.5 million in 2023; and the changes in working capital, which primarily consisted of (i) an increase of $20.2 million in accrued expenses and other current liabilities, and (ii) an increase of $26.0 million in accounts payable.
Net cash provided by operating activities in 2022 was $49.7 million, as compared to net cash provided by operation activities of $8.6 million in 2021. This was attributable to net income of $24.0 million in 2022, compared to net income of $29.3 million in 2021. Net income was primarily adjusted by (i) $9.2 million share-based compensation in relation to employee benefits to our employees and non-employee service providers recognized in 2022 and (ii) $2.4 million of operating lease; and the changes in working capital, which primarily consisted of (i) an increase of $14.4 million in accrued expenses and other current liabilities due to increases in refundable deposits in GigaCloud Marketplace and other payables, (ii) an increase in accounts receivable of $9.2 million due to increase in sales, and (iii) an increase in accounts payable of $6.6 million due to increase in our costs to procure inventories.
Net cash provided by operating activities in 2021 was $8.6 million. This was attributable to net income of $29.3 million, adjusted primarily by (i) $9.7 million of share-based compensation in relation to share options granted to our employees and non-employee service providers which was only recognized in 2021, and (ii) $2.0 million of unrealized foreign currency exchange losses due to appreciation of the U.S. dollar against the Euro and the Japanese Yen, and (iii) $1.3 million of inventory write-down due to certain slow-moving merchandise and damaged goods as we increased our own inventory which also led to increased write-down; and the changes in working capital, which primarily consisted of (i) an increase of $47.1 million in inventories, due to a significant increase in our own inventory for our 1P sales as consumer demand continued to increase in 2021, as well as an increase in shipping costs to procure our inventories, particularly ocean freight costs, (ii) an increase of $6.3 million in accounts payable as our sales increased, driven by the increased numbers of sellers and buyers in our GigaCloud Marketplace, and (iii) a decrease of $5.9 million in accounts receivable as we had better collection in 2021.
Investing Activities
Net cash used in investing activities in 2023 was $90.5 million, primarily consisting of acquisitions, net of cash acquired of $86.6 million and cash paid for purchase of property and equipment of $4.4 million.
Net cash used in investing activities in 2022 was $709 thousand of cash paid for purchase of property and equipment, as compared to net cash used in investing activities of $1.8 million of cash paid for purchase of property and equipment in 2021.
Net cash used in investing activities in 2021 was $1.8 million, primarily consisting of cash paid for purchase of property and equipment.

Financing Activities
Net cash provided by financing activities in 2023 was $4.0 million, primarily attributable to (i) repayment of finance lease obligations of $2.2 million and (ii) payment of share repurchase of $1.6 million.
Net cash provided by financing activities in 2022 was $31.9 million, primarily attributable to (i) proceeds from initial public offering, net of IPO costs of $34.2 million, (ii) proceeds from prepaid consideration of restricted shares of $1.6 million, and (iii) cash paid for capital lease obligations of $3.6 million.
Net cash used in financing activities in 2021 was $3.0 million, primarily attributable to cash paid for capital lease obligations of $2.5 million and repayment of bank loans of $0.4 million by our subsidiaries in Japan and the U.K.
Share Repurchase Program
In June 2023, we announced that our board of directors approved a share repurchase program to repurchase up to US$25.0 million of our Class A ordinary shares over the next 12 months. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance. During the fourth quarter of 2023, we did not make any repurchase of our Class A ordinary shares. As of December 31, 2023, we repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $1.8 million, $0.5 million and $4.4 million in 2021, 2022 and 2023, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2023:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years

	(In thousands)
Lease commitment(1)
Operating leases	$451,640	$69,464	$217,947	$164,229
Finance leases	1,890	1,778	112	—
Total	$453,530	$71,242	$218,059	$164,229
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our warehouses and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2023.
Off-Balance Sheet Commitments and Arrangements
We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.
Internal Control Over Financial Reporting
Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. We and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting as of December 31, 2023. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For details of the material weaknesses, see “Item 9A - Controls and Procedures.”
As a company with less than $1.235 billion in revenues for the fiscal year ended December 31, 2023, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise generally applicable to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our Class A ordinary shares less attractive to investors.”
Holding Company Structure
The Cayman Islands currently has no exchange control regulations or currency restrictions which may affect the import or export of capital, including the availability of cash and cash equivalents for use by our company, or the remittance of dividends, interest or other payments to non-resident holders of our securities.
Our company, GigaCloud Technology Inc, is a holding company incorporated in the Cayman Islands with no material operations of its own and is not a direct Chinese or Hong Kong operating company. We conduct our operations primarily through our principal subsidiaries . As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries . If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
In addition, as determined in accordance with local regulations, our subsidiaries in certain of our markets may be restricted from paying us dividends offshore or from transferring a portion of their assets to us, whether in the form of dividends, loans or advances, unless certain requirements are met or regulatory approvals are obtained. In addition, our subsidiaries may be restricted in their ability to pay dividends or distributions or make other transfers to us as a result of the laws of their respective jurisdictions of organization and agreements of our subsidiaries . See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.” Even though we currently do not require any such dividends, loans or advances from our entities for working capital and other funding purposes, we may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to our shareholders.
Trend Information
Other than as disclosed elsewhere in this annual report, we are not aware of any known trends, uncertainties, demands, commitments or events for the year ended December 31, 2023 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the year ended December 31, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results.
Critical Accounting Policies
We believe that the following accounting policies reflect the significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included elsewhere in this annual report. When reviewing our financial statements, investors should consider (i) our selection of critical accounting policies, (ii) the judgments and other uncertainties affecting the application of such policies, and (iii) the sensitivity of reported results to changes in conditions and assumptions.
Business Combinations
We apply the provisions of ASC 805, Business Combinations ("ASC 805"), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of inputs and processes that is capable of being conducted and managed for the purpose of providing an output, or a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis, whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired, and the liabilities assumed at the acquisition date fair values. Judgment is required when we evaluate and determine whether an input and a substantive process exists following ASC 805. Whether the acquired set is a business or a group of assets, is an important determination, given the different accounting models for the acquisition of a group of assets versus a business.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 2 “Recent accounting pronouncements” to our consolidated financial statements included elsewhere in this annual report.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks from inflation, foreign exchange rates and changes in interest rates. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Inflation
In the U.S., in 2023, as well as presently, we have experienced inflationary pressures across various parts of our business and operations, including but not limited to rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through revisions in our budgeting, strategy and procurement efforts. We have entered into a number of contracts with third-party transportation service providers to mitigate the impact against any further increase in ocean freight costs in the short term.If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Rate Risk

We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. Although our exposure to foreign exchange risks should be limited in general, the value of your investment in our Class A ordinary shares will be affected by the exchange rate between U.S. dollar and the local currency in the markets in which we operate because the value of our business is effectively denominated in the local currency, while our Class A ordinary shares will be traded in U.S. dollars.

To the extent that we need to convert U.S. dollars into the local currency for our operations, appreciation of the local currency against the U.S. dollar would reduce the local currency amount we receive from the conversion. Conversely, if we decide to convert the local currency into U.S. dollars for the purpose of making payments for dividends on our ordinary shares, servicing our outstanding debt, or for other business purposes, appreciation of the U.S. dollar against the local currency would reduce the U.S. dollar amounts available to us.

Interest Rate Risk

We do not have any borrowings as of December 31, 2023. If we were to renew these borrowings, we may be subject to interest rate risks.

We have not been exposed to material risks due to changes in market interest rates, and we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

After the completion of our initial public offering, we invested the net proceeds we received from the offering in interest-earning instruments. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
GigaCloud Technology Inc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GigaCloud Technology Inc, subsidiaries and consolidated VIEs (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG Huazhen LLP
We have served as the Company’s auditor since 2020.
Shanghai, People’s Republic of China
March 27, 2024

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

			December 31,
	Note		2022	2023
ASSETS
Current assets
Cash	2(g)		$143,531	$183,283
Restricted cash	2(h)		1,545	885
Accounts receivable, net	4		27,142	58,876
Inventories	5		78,338	132,247
Prepayments and other current assets	6		7,566	17,516
Total current assets			258,122	392,807
Non-current assets
Operating lease right-of-use assets	2(ad),	12	144,168	398,922
Property and equipment, net	2(ad),	7	13,053	24,614
Intangible assets, net	8		—	8,367
Goodwill	8		—	12,586
Deferred tax assets	17		75	1,440
Other non-current assets			3,182	8,173
Total non-current assets			160,478	454,102
Total assets			$418,600	$846,909
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2022	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term borrowings	9	$207	$—
Accounts payable (including accounts payable of VIEs without recourse to the Company of $4,185 and $11,563 as of December 31, 2022 and December 31, 2023, respectively)	10	31,573	69,757
Contract liabilities (including contract liabilities of VIEs without recourse to the Company of $385 and $736 as of December 31, 2022 and December 31, 2023, respectively)	19	2,001	5,537
Current operating lease liabilities (including current operating lease liabilities of VIEs without recourse to the Company of $1,864 and $1,305 as of December 31, 2022 and December 31, 2023, respectively)	12	27,653	57,949
Income tax payable (including income tax payable of VIEs without recourse to the Company of $280 and $3,644 as of December 31, 2022 and December 31, 2023, respectively)		4,142	15,212
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of VIEs without recourse to the Company of $442 and $2,774 as of December 31, 2022 and December 31, 2023, respectively)	11	37,062	57,319
Total current liabilities		102,638	205,774
Non-current liabilities
Operating lease liabilities, non-current (including operating lease liabilities, non-current of VIEs without recourse to the Company of $3,322 and $553 as of December 31, 2022 and December 31, 2023, respectively)	12	116,564	343,511
Deferred tax liabilities	17	472	3,795
Finance lease obligations, non-current	12	867	111
Non-current income tax payable	17	2,894	3,302
Total non-current liabilities		120,797	350,719
Total liabilities		$223,435	$556,493
Commitments and contingencies	20

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2022	2023
Shareholders’ equity
Treasury shares, at cost (4,624,039 and 294,029 shares held as of December 31, 2022 and December 31, 2023, respectively)	14	$(231)	$(1,594)
Subscription receivable from ordinary shares		(81)	—
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 31,357,814 and 31,738,632 shares issued as of December 31, 2022 and December 31, 2023, respectively, 31,357,814 and 31,455,148 shares outstanding as of December 31, 2022 and December 31, 2023, respectively)	14, 15	1,568	1,584
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, issued and outstanding as of December 31, 2022 and December 31, 2023)	14, 15	466	466
Additional paid-in capital		109,049	111,736
Accumulated other comprehensive income		804	526
Retained earnings		83,590	177,698
Total shareholders’ equity		195,165	290,416
Total liabilities and shareholders’ equity		$418,600	$846,909
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)

		Year ended December 31,
	Note	2021	2022	2023
Revenues	2(ad), 2(q), 19
Service revenues		$98,332	$140,628	$199,184
Product revenues		315,865	349,443	504,647
Total revenues		414,197	490,071	703,831
Cost of revenues
Services		84,723	120,102	161,215
Product sales		239,877	286,855	353,983
Total cost of revenues		324,600	406,957	515,198
Gross profit		89,597	83,114	188,633
Operating expenses
Selling and marketing expenses		25,728	24,038	41,386
General and administrative expenses		24,516	22,627	30,008
Research and development expenses		—	1,426	3,925
Losses on disposal of property and equipment		—	—	3,236
Total operating expenses		50,244	48,091	78,555
Operating income		39,353	35,023	110,078
Interest expense		(309)	(568)	(1,240)
Interest income		537	472	3,304
Foreign currency exchange gains (losses), net	2(aa)	(2,012)	(4,854)	2,086
Government grants	2(w)	—	1,085	911
Others, net		156	6	(144)
Income before income taxes		37,725	31,164	114,995
Income tax expense	17	(8,468)	(7,192)	(20,887)
Net income		$29,257	$23,972	$94,108
Accretion of Redeemable Convertible Preferred Shares	13	(1,500)	(941)	—
Net income attributable to ordinary shareholders		27,757	23,031	94,108
Foreign currency translation adjustment, net of nil income taxes		123	969	(278)
Total other comprehensive income (loss)		123	969	(278)
Comprehensive Income		$29,380	$24,941	$93,830
Net income per ordinary share
—Basic	18	$0.88	$0.60	$2.31
—Diluted	18	$0.88	$0.60	$2.30
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	18	10,248,079	24,412,314	40,788,448
—Diluted	18	10,248,079	24,412,314	40,922,590
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Ordinary shares		Subscription receivable from ordinary shares	Preferred Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
		Number of ordinary shares			Number of preferred shares
Balance as of January 1, 2021		9,495,844	$475	$—	17,428,266	$872	$27,758	$(288)	$32,802	$61,619
Net income									29,257	29,257
Share-based compensation	15	—	—	—	—	—	9,681	—		9,681
Accretion of Series E Preferred Shares	13	—	—	—	—	—	—	—	(1,500)	(1,500)
Exercise of vested share-based awards	15	1,587,086	79	(79)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	123	—	123
Balance as of December 31, 2021		11,082,930	$554	$(79)	17,428,266	$872	$37,439	$(165)	$60,559	$99,180

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Preferred Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares			Number of preferred shares
Balance as of January 1, 2022		—	$—	—	$—	11,082,930	$554	—	$—	$(79)	17,428,266	$872	$37,439	$(165)	$60,559	$99,180
Net income		—	—	—	—	—	—	—	—	—	—	—	—	—	23,972	23,972
Share-based compensation	14, 15, 16	—	—	—	—	—	—	—	—	—	—	—	9,893	—	—	9,893
Exercise of vested restricted shares	15	—	—	—	—	—	—	(141,864)	7	—	—	—	1,054	—	—	1,061
Accretion of Series E Preferred Shares	13	—	—	—	—	—	—	—	—	—	—	—	—	—	(941)	(941)
Issuance of ordinary shares to the former chief financial officer	14	—	—	—	—	26,738	2	—	—	(2)	—	—	—	—	—	—
Issuance of ordinary shares to the Trust Holdcos	14	—	—	—	—	4,765,903	238	4,765,903	(238)	—	—	—	—	—	—	—
Issuance of Class A ordinary shares upon the IPO	14, 15	3,381,000	169	—	—	—	—	—	—	—	—	—	33,269	—	—	33,438
Re-designating ordinary shares to Class B ordinary shares	14	—	—	7,755,689	388	(7,755,689)	(388)	—	—	—	—	—	—	—	—	—
Re-designating ordinary shares to Class A ordinary shares	14	8,119,882	406	—	—	(8,119,882)	(406)	—	—	—	—	—	—	—	—	—
Conversion of Preferred Shares to Class B ordinary shares	14	—	—	1,571,043	78	—	—	—	—	—	(1,571,043)	(78)	—	—	—	—
Conversion of Preferred Shares to Class A ordinary shares	14	15,857,223	794	—	—	—	—	—	—	—	(15,857,223)	(794)	—	—	—	—
Conversion of Series E Preferred Shares to Class A ordinary shares	14	3,999,709	199	—	—	—	—	—	—	—	—	—	27,394	—	—	27,593
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	—	—	—	—	—	969	—	969
Balance as of December 31, 2022		31,357,814	$1,568	9,326,732	$466	—	$—	4,624,039	$(231)	$(81)	—	$—	$109,049	$804	$83,590	$195,165

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2023		31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income		—	—	—	—	—	—	—	—	—	94,108	94,108
Shares held for share-based compensation		—	—	—	—	68,283	—	—	—	—	—	—
Share-based compensation		312,535	16	—	—	(4,613,494)	231	81	2,687	—	—	3,015
Share repurchase	14	(215,201)	—	—	—	215,201	(1,594)	—	—	—	—	(1,594)
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	—	(278)	—	(278)
Balance as of December 31, 2023		31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$—	$111,736	$526	$177,698	$290,416

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income	$29,257	$23,972	$94,108
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	87	86	263
Inventory write-down	1,285	318	671
Deferred tax	131	183	398
Share-based compensation	9,681	9,196	2,503
Depreciation and amortization	775	1,386	2,873
Loss from disposal of property and equipment	—	4	3,236
Operating lease	—	2,389	2,485
Unrealized foreign currency exchange gains (losses)	2,012	2,126	(972)
Interest expense of capital leases (ASC 840)	198	—	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	5,897	(9,161)	(5,058)
Inventories	(47,148)	2,785	(16,514)
Prepayments and other assets	(1,717)	(1,384)	(9,249)
Accounts payable	6,309	6,619	26,024
Contract liabilities	266	(1,689)	1,473
Income tax payable	1,315	(1,530)	10,977
Accrued expenses and other current liabilities	208	14,356	20,234
Net cash provided by operating activities	8,556	49,656	133,452
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(1,825)	(709)	(4,380)
Cash received from disposal of property and equipment	—	—	462
Acquisitions, net of cash acquired	—	—	(86,629)
Net cash used in investing activities	$(1,825)	$(709)	$(90,547)

The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2022	2023
Cash flows from financing activities:
Repayment of finance lease obligations	(2,526)	(3,624)	(2,212)
Repayment of bank loans	(430)	(312)	(197)
Payment of share repurchase	—	—	(1,594)
Proceeds from prepaid consideration of restricted shares	—	1,578	—
Proceeds from initial public offering, net of IPO costs	—	34,245	—
Net cash provided by (used in) financing activities	(2,956)	31,887	(4,003)
Effect of foreign currency exchange rate changes on cash and restricted cash	(2,110)	380	190
Net increase in cash and restricted cash	1,665	81,214	39,092
Cash and restricted cash at the beginning of the year	62,197	63,862	145,076
Cash and restricted cash at the end of the year	63,862	145,076	184,168
Supplemental disclosure of cash flow information
Cash paid for interest expense	309	568	1,240
Cash paid for income taxes	7,022	8,539	9,512
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	4,086	2,719	—
Share based awards attributable to the IPO where no cash payment is required	—	807	—
Reversal of subscription receivable from ordinary shares	—	—	312
Fair value of assets acquired by acquisition	—	—	273,086
Cash paid for business combinations and asset purchases	—	—	87,568
Liabilities assumed by acquisition	—	—	(185,518)
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ORGANIZATION
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company based in the Cayman Islands, with its subsidiaries and consolidated variable interest entities (“VIEs”) (collectively referred to as the “Group”, "we" or "our") are principally engaged in large parcel merchandise sales and the provision of ecommerce solutions for small cross-border business owners utilizing the Company’s online platform (“GigaCloud Marketplace”) and warehouses primarily located in the United States, Japan and Europe.
Organization
The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs.
In 2017 and 2018, the Company entered into Account Control Agreements with its VIEs and their respective nominal shareholders in the United States, Japan, the United Kingdom, Germany and the People’s Republic of China (“China” or “PRC”), respectively, to facilitate operations in these jurisdictions.
The functions of the VIEs include operating accounts registered on third-party ecommerce websites to sell merchandise to local individual customers, or providing warehousing and logistic services to users’ registered on GigaCloud Marketplace, by utilizing the Group’s cross-border trading experience, international logistic network and the Company’s own online platform. All of the VIEs’ nominal shareholders are employees of the Group. The Company has funded, through either direct capital contribution or intercompany loans, substantially all of the VIEs’ capital and operational funds. The Company has information right, management right and control right of daily operation of the VIEs.
The Account Control Agreements, with the consolidated VIEs and their shareholders, allow the Company to (i) exercise effective control over the consolidated VIEs, (ii) receive substantially all of the economic benefits of the consolidated VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests in the consolidated VIEs when and to the extent permitted by the applicable laws.
The Company is regarded as the primary beneficiary of the consolidated VIEs, and the Company treats the VIEs as consolidated entities under U.S. GAAP. The Company has consolidated the financial results of the VIEs in the consolidated financial statements in accordance with U.S. GAAP. However, the control over the VIEs through contractual arrangements may not be as effective as direct ownership. In addition, uncertainties exist as to whether the Company’s operation of the business in these jurisdictions through the consolidated VIEs would be found not in compliance with existing or future respective local laws.
The equity interests of the VIEs are legally held by their nominee shareholders. Through the Account Control Agreements, which were entered into among the Company, the VIEs and the nominee shareholders of the VIEs, the nominee shareholders of the VIEs have granted all their legal rights including voting rights and disposition rights of their equity interests in the VIEs to the Company. The nominee shareholders of the VIEs do not participate significantly in income and loss and do not have the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, the VIEs are considered variable interest entities.
Under the terms of the Account Control Agreements, the VIEs’ nominee shareholders have no rights to the net assets nor have the obligations to fund the deficit, and such rights and obligations have been vested to the Company. All of the deficit (net liabilities) and net loss of the VIEs are attributed to the Company.
The principal terms of the Account Control Agreements are as follows:
1) Account Management
The Company shall be entitled to information rights, management rights and control rights of daily operation of the VIEs, especially with respect to all of the bank accounts and operating accounts with relevant e-commerce platforms established or to be established in the name of, or for the benefit of the VIEs.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The VIEs and their shareholders shall act in good faith under instructions of the Company and shall not damage the control and management of the Company or affect its financial results and consolidation of such result.
2) Sale and Purchase of Equity Interest
The Company has irrevocable and exclusive right to purchase the equity interests in the VIEs held by each shareholder of such VIEs, once or at multiple times at any time in part or in whole, at the Company’s sole discretion. Except for the Company and its designee(s), no other person shall be entitled to such option or other rights to purchase the equity interests in the VIEs held by the shareholders of the VIEs.
The purchase price shall be the minimum price permitted by the local applicable laws. Pursuant to the Account Control Agreements, the VIEs and their shareholders shall not terminate the control agreement unilaterally in any event unless otherwise required by applicable laws.
3) Power of Attorney
The Company has sole and exclusive power of attorney to act on behalf of each shareholder of the VIEs with respect to all rights and matters concerning all equity interest held by such shareholder including exercising all of the shareholder’s rights and voting rights; deciding the sale, transfer, pledge or disposition of the shares of the VIEs; representing the shareholder to execute any resolutions and minutes as a shareholder (and director) of the VIEs; approving the amendments to the articles of association without written consent of such shareholder; approving any change of the share capital of the VIEs; appoint directors to the VIEs at the discretion of the Company.
Each shareholder of the VIEs waives all rights with respect to the equity interests in the VIEs held by him/her and shall not exercise such rights by himself/herself.
4) Equity Pledge
The VIEs’ shareholders agree to pledge all the equity interests to the Company as security for performance of the contract obligations under the Account Control Agreements. The VIEs and their shareholders shall complete all necessary registration and/or filings relating to the equity pledges required by the applicable laws in one month after the execution of the Account Control Agreements.
During the term of the Account Control Agreement, the VIEs and their shareholders shall deliver the share certificate or the like to the Company’s escrow within one week after the execution of the Account Control Agreements. In the event of the occurrence of any change of the share capital or the entrusted shareholding of the VIEs, the VIEs and their shareholders shall update the registration and/or filings relating to the equity pledges required by the applicable laws and deliver the updated share certificate or the like to the Company’s escrow.
5) Effective Date and Term
The Account Control Agreements became effective upon execution by the parties, and remain effective until all equity interests held by the VIEs’ shareholders have been transferred or assigned to the Company in accordance with the Account Control Agreements.
The Company relies on the Account Control Agreements to operate and control VIEs. All of the Account Control Agreements are governed by local laws and provide for the resolution of disputes through arbitration under local laws. Accordingly, these agreements would be interpreted in accordance with local laws and any disputes would be resolved in accordance with local legal procedures. Uncertainties in the local legal system could limit the Company’s ability to enforce these contractual arrangements. In the event that the Company is unable to enforce these contractual arrangements, or if the Company suffers significant time delays or other obstacles in the process of enforcing these Account Control Agreements, it would be difficult to exert effective control over VIEs, and the Company’s ability to conduct its business and the results of operations and financial condition may be materially and adversely affected.
In the opinion of management, the ownership structures of the Company and its VIEs, do not violate any applicable local laws, regulations, or rules currently in effect; the agreements among the Company, each of the VIEs and its

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

shareholders, governed by local laws, as described above, are valid, binding and enforceable in accordance with their terms and applicable local laws, rules, and regulations currently in effect, and do not violate any applicable local laws, regulations, or rules currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current and future local laws and regulations. Accordingly, if the local government finds that the contractual arrangements do not comply with its restrictions on foreign ownership of businesses, or if the local government otherwise finds that the Company and the VIEs are in violation of local laws or regulations or lack the necessary permits or licenses to operate the Company’s business, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:
•revoking the business and operating licenses of the Company;
•discontinuing or restricting the operations;
•imposing fines or confiscating any of VIEs’ income that they deem to have been obtained through illegal operations;
•imposing conditions or requirements with which the Group’s subsidiaries or the VIEs may not be able to comply;
•requiring the Company to restructure the ownership structure or operations, including terminating the contractual arrangements with the VIEs;
•restricting or prohibiting the Company’s use of the proceeds of overseas offering to finance the business and operations in these jurisdictions; or
•taking other regulatory or enforcement actions that could be harmful to the business.
If the imposition of any of these penalties or requirement to restructure the Company’s corporate structure causes it to lose the rights to direct the activities of the VIEs or the Company’s right to receive its economic benefits, the Company would no longer be able to consolidate the financial results of the VIEs in its consolidated financial statements. In the opinion of management, the likelihood of deconsolidation of the VIEs is remote based on current facts and circumstances.
In February 2021, the Company terminated the Account Control Agreement with one of its consolidated VIEs, Suzhou Dajianyun Transport Co., Ltd. (“Suzhou Dajianyun”). In connection with the termination of the Account Control Agreement, the Company, through its wholly-owned subsidiary GigaCloud Technology (Suzhou) Co., Ltd. (“Gigacloud Suzhou”, formerly known as Oriental Standard Network Technology (Suzhou) Co., Ltd.), acquired 100% of the equity interest in Suzhou Dajianyun which then became the Company’s indirect wholly-owned subsidiary.
In January 2023, the Company terminated the Account Control Agreements with two of its consolidated VIEs, Blitz Distribution GMBH and GIGA CLOUD LOGISTICS INC. In connection with the termination of the Account Control Agreement, the Company acquired 100% of the equity interest in these two companies which then became the Company’s direct wholly-owned subsidiary.
The Company’s involvement with the VIEs under the Account Control Agreements affected the Company’s consolidated financial position, results of operations and cash flows as indicated below. The following consolidated assets and liabilities information of the Group’s VIEs as of December 31, 2022 and 2023, and consolidated revenues, net income

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(loss) and cash flow information for the years ended December 31, 2021, 2022 and 2023 have been included in the accompanying consolidated financial statements.

	December 31,
	2022	2023
	(In thousands)
Cash	$5,367	$3,963
Accounts receivable, net	2,959	2,259
Inventories	9,551	22,643
Amounts due from related parties*	1,249	3,071
Prepayments and other current assets	1,277	182
Total current assets	20,403	32,118
Property and equipment, net	548	275
Operating lease right-of-use assets	5,398	1,978
Other non-current assets	890	768
Total assets	27,239	35,139
Accounts payable	4,185	11,563
Contract liabilities	385	736
Current operating lease liabilities	1,864	1,305
Income tax payable	280	3,644
Accrued expenses and other current liabilities	442	2,774
Amounts due to related parties*	24,172	12,773
Total current liabilities	31,328	32,795
Operating lease liabilities, non-current	3,322	553
Total liabilities	$34,650	$33,348
*As of December 31, 2022 and 2023, amounts due to and due from related parties represent the loans, receivables and payables that the VIEs had with the Company’s consolidated subsidiaries, which were eliminated in the Company’s consolidated financial statements.

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Revenues	$47,683	$70,635	$74,353
Net income (loss)	751	(5,955)	11,146
Net cash provided by operating activities	69	1,410	1,115
Net cash provided by (used in) investing activities	(237)	53	(2,375)
Net cash (used in) financing activities	(68)	—	—
Net increase (decrease) in cash	(628)	1,825	(1,404)
Cash at the beginning of the year	4,170	3,542	5,367
Cash at the end of the year	$3,542	$5,367	$3,963
In accordance with VIE Agreements, the Company has the power to direct the activities of the VIEs. Therefore, the Company considers that there are no assets in the VIEs that can be used only to settle obligations of the VIEs. The creditors of VIEs do not have recourse to the general credit of the Company and its wholly-owned subsidiaries.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
The accompanying consolidated financial statements of the Group have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting policies followed by the Group in the preparation of the accompanying consolidated financial statements are summarized below.
(b) Share Consolidation
On July 5, 2022, the Company effected a 1-for-500 share consolidation of its issued and unissued ordinary shares, redeemable convertible preferred shares as well as share options and restricted shares under the 2008 Share Incentive Plan and the 2017 Share Incentive Plan. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this share consolidation.
(c) Principles of Consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries, and the VIEs for which the Company is the primary beneficiary.
Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors. A consolidated affiliated entity is an entity in which the Company, or its subsidiary, through contractual arrangements, exercises effective control over the activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company or its subsidiary is the primary beneficiary of the entity.
All intercompany transactions and balances among the Company, its wholly-owned subsidiaries and the VIEs have been eliminated upon consolidation.
(d) Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet dates, and the reported revenues and expenses during the reported periods. Accounting estimates include, but not limited to, fair valuation of assets acquired and liabilities assumed in a business combination, valuation and recognition of share-based compensation arrangements, inventory reserve for excess and obsolete inventories, useful lives of long-term assets, collectability of receivables, impairment of property and equipment and operating lease right-of-use assets. Incremental borrowing rate of leases, and the length of lease terms which vary by country and often include renewal options, are important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance (referred to as “capital leases” prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842)) or operating and the recognition of rent expense over the duration of the lease. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.
(e) Foreign Currency
The Group’s reporting currency is U.S. Dollars ("USD" or "$"). The functional currency of the Group’s entities incorporated in the Cayman Islands, the U.S. and Hong Kong is USD. The Group’s PRC subsidiaries and consolidated VIEs determined their functional currency to be Renminbi (“RMB”). The Group’s entities incorporated in Japan, Germany, the United Kingdom and other jurisdictions use their respective local currencies as their functional currencies. The determination of the respective functional currency is based on the criteria of Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters.
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates quoted by authoritative banks prevailing at the dates of the transactions. Exchange gains and

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

losses resulting from those foreign currency transactions denominated in a currency other than the functional currency are recorded as “Foreign currency exchange gains (losses), net” in the consolidated statements of comprehensive income.
Functional currencies of the Group's entities other than the RMB and USD included Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Euros (“EUR”), Canadian Dollars ("CAD"), Hong Kong Dollars ("HKD"), Malaysian Ringgits ("MYD"), Vietnamese Dongs (“VND”) and Mexican Pesos (“MXN”). These entities translate their operating results and financial positions into USD, the Group’s reporting currency. Assets and liabilities denominated in foreign currencies are translated into USD using the applicable exchange rates at the balance sheet date. Equity accounts other than earnings generated in the current period are translated into USD at the appropriate historical rates. Revenues, expenses, gains and losses are translated into USD using the periodic average exchange rates. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income as a component of shareholders’ equity.
(f) Commitments and Contingencies
In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(g) Cash
Cash consists of deposits at financial institutions. Cash is deposited into financial institutions at the locations listed below:

	December 31,
	2022	2023
	(In thousands)
Financial institutions in the United States
- Denominated in USD	$47,028	$83,961
- Denominated in GBP	56	80
- Denominated in CAD	—	192
- Denominated in MXN	—	9
Total cash balances held at financial institutions in the United States	47,084	84,242
Financial institutions in Hong Kong
- Denominated in USD	40,001	3,078
- Denominated in EUR	734	22,955
- Denominated in GBP	1,635	6,756
- Denominated in JPY	316	12,871
- Denominated in HKD	67	34
Total cash balances held at financial institutions in Hong Kong	42,753	45,694
Financial institutions in Japan
- Denominated in JPY	6,640	14,055
- Denominated in USD	1,405	65
Total cash balances held at financial institutions in Japan	8,045	14,120
Financial institutions in the United Kingdom
- Denominated in GBP	104	643
- Denominated in USD	14	273
- Denominated in EUR	3,158	628
Total cash balances held at financial institutions in the United Kingdom	3,276	1,544
Financial institutions in the mainland of the PRC
- Denominated in RMB	1,616	8,557
- Denominated in USD	31,961	1,130
- Denominated in EUR	1,066	16,092
- Denominated in GBP	6,870	8,359
Total cash balances held at financial institutions in the PRC	$41,513	$34,138
Financial institutions in Germany

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2023
	(In thousands)
- Denominated in EUR	$816	$2,960
- Denominated in USD	—	468
- Denominated in GBP	—	31
Total cash balances held at financial institutions in Germany	816	3,459
Financial institutions in Vietnam
- Denominated in VND	44	81
- Denominated in RMB	—	1
- Denominated in USD	—	1
Total cash balances held at financial institutions in Vietnam	44	83
Financial institutions in Malaysia	—	—
- Denominated in MYR	—	3
Total cash balances held at financial institutions in Malaysia	—	3
Total cash held at financial institutions	$143,531	$183,283
(h) Restricted Cash
Cash that is restricted for withdrawal or use is reported separately on the consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee. As of December 31, 2022 and 2023, the restricted cash, held by the Group at the United States financial institutions and denominated in U.S. Dollars, amounted to $1,545 thousand and $885 thousand, respectively.
A reconciliation of cash and restricted cash in the consolidated balance sheets to the amounts in the consolidated statement of cash flows is as follows:

	December 31,
	2022	2023
	(In thousands)
Cash	$143,531	$183,283
Restricted cash	1,545	885
Total cash and restricted cash shown in the consolidated statements of cash flows	$145,076	$184,168
(i) Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivable and contract liabilities. A contract liability is recognized when the Group has an obligation to transfer goods or services to a customer for which the Group has received consideration from the customer, or for which an amount of consideration is due from the customer.
Accounts receivable are recognized in the period when the Group has transferred products or provided services to its customers and when its right to consideration is unconditional. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statement of cash flows. The Group maintains a general and specific allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Accounts receivable balances with large creditworthy customers are reviewed by management individually for collectability. All other balances are reviewed on a pooled basis. A percentage of general allowance is applied to the

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

balances of accounts receivable in each aging category, excluding those which are assessed individually for collectability. Management considers various factors, including historical loss experience, current market conditions, the financial condition of its debtors, any receivables in dispute, the aging of receivables and current payment patterns of its debtors, in establishing the required allowance.
Amounts deemed uncollectible are recorded as an allowance in the consolidated balance sheets with an offsetting charge to general and administrative expenses in the consolidated statements of comprehensive income. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance sheet credit exposure related to its customers.
(j) Inventories
Inventories, consisting of products available for sale, are stated at the lower of cost or net realizable value. Cost of inventory is determined using the first-in, first-out method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and the promotional environment. The Group takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the consolidated statements of comprehensive income.
(k) Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Office and other equipment	3-5 years
Vehicles	10 years
Logistics, warehouse and other heavy equipment	15 years
When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and the proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred.

(l) Software Development Costs
The Group incurs software development costs related to internal-use software and the Group's websites. No software development costs were capitalized for the years presented. All other costs, including those related to design or maintenance, are expensed as incurred.

(m) Business Combinations
The Group applies the provisions of ASC 805, Business Combinations ("ASC 805"), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of inputs and processes that is capable of being conducted and managed for the purpose of providing an output, or a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis, whereas the acquisition of a business requires the Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values.
The Group accounts for business combinations using the acquisition method. Accordingly, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill as of the acquisition date is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill recorded in an acquisition is assigned to applicable reporting units that

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

are expected to benefit from the synergies. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of intangible assets is recorded in the consolidated statements of comprehensive income. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.
The Group also incurs acquisition-related and other expenses including legal, banking, accounting and other advisory fees of third parties which are recorded as general and administrative expenses as incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
(n) Goodwill
The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Group and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. The Group assesses goodwill impairment at the reporting unit level annually or more frequently if indicators of impairment are present. The Group did not incur impairment charges for goodwill in 2023 and the Group had no goodwill prior to 2023.

The determination of reporting units requires judgment, and if the Group changed the definition of our reporting units, it is possible that the Group would have reached different conclusions when performing the Group's impairment tests.
The group initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment.
(o) Intangible Assets Other than Goodwill
Intangible assets, other than goodwill, primarily include customer relationships and technology assets acquired in business combinations. Intangible assets are amortized over periods ranging from 1 to 15 years, using a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized.
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment for the intangible assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment of intangible assets was recognized for the years ended December 31, 2021, 2022 and 2023.
(p) Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 or ASC 842, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued amendments to clarify the implementation guidance. As an emerging growth company, the Group adopted these standards on January 1, 2022, using a modified retrospective method for leases that exist at, or are entered into after, January 1, 2022, and has not recast the comparative periods presented in the consolidated financial statements. Additionally, the Group elected the package of practical expedients that allowed it not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Group also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Group categorizes leases at their inception as either operating or finance leases. Lease agreements mainly cover office space, warehouses, storage rack and other heavy equipment used in the warehouses. Most of these leases are operating leases; however, certain warehouse storage shelves from a third-party lessor are leased under finance leases. Leased assets pursuant to operating leases are included in operating lease right-of-use assets ("ROU"), while leased assets pursuant to finance leases are included in property and equipment, net. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Group uses a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date the Group has the right to control the property. For leases acquired in business combinations or asset acquisitions, ROU assets are measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.
(q) Revenue recognition
The Group recognizes revenues when the Group satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when the customer obtains control of that asset.
The Group evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Group is a principal, and the Group obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized at the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Group is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized at the net amount of commission that the Group earns in exchange for arranging for the specified goods or services to be provided by other parties. Revenues are recorded net of value-added taxes.
The Group focuses on selling large parcel merchandise to various distributors and individual customers, as well as the provision of ecommerce solutions on its own platform (“GigaCloud Marketplace”), with which the Group could democratize access and distribution globally to manufacturers (“Sellers”) and online resellers (“Buyers”) without borders. The Group’s revenues include revenues from product sales and services. Product sales include sales on the GigaCloud Marketplace (“GigaCloud 1P”) and sales to and through third-party ecommerce websites (“Off-platform ecommerce”). Service revenues are generated from services provided to registered users, including Sellers and Buyers on GigaCloud Marketplace (“GigaCloud 3P”).
GigaCloud 1P
The Group sells its merchandise to its customers, who are Buyers on the GigaCloud Marketplace. The Group recognizes revenues net of discounts and return allowances. Such revenue is recognized at the point in time when control of the merchandise is transferred to the Buyer, which occurs upon shipment out of the Group’s warehouse to the destination designated by the Buyer.
Off-platform ecommerce
There are two business lines subject to Off-platform ecommerce, which include a) product sales made to third-party ecommerce websites (“Product sales to B”) and b) product sales to individual customers through third-party ecommerce websites (“Product sales to C”).
Product sales to B
The Group sells its merchandise to third-party ecommerce websites, who typically designate carrier companies to pick up merchandise from our warehouses. The Group recognizes revenue net of discounts and return allowances. Such revenue is recognized at the point in time when the third-party ecommerce websites obtain control of the merchandise, which is shipment out of the Group’s warehouse and pick-up by the carrier companies designated by the

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

third-party ecommerce websites. As expenses charged by these websites are not in exchange for a distinct good or service, payments to these websites, which are the Group’s customers, are not recognized as expenses but recorded net of revenues.
Product sales to C
The Group sells its merchandise to individual customers through third-party ecommerce websites. The Group recognizes revenue when control over the merchandise is transferred to the individual customers at an amount that reflects the consideration to which we expect to be entitled to in exchange of that merchandise. Revenue is recognized at the point in time when the individual customers take possession of merchandise, which is when the merchandise is delivered to the customers. Expenses incurred for product sales made through these websites, which are considered as platform commission, are recorded as selling and marketing expenses in the consolidated statements of comprehensive income.
With respect to GigaCloud 1P and Off-platform ecommerce, the Group recognizes revenue on a gross basis as the Group is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified merchandise. Judgment is required to estimate the variable consideration incurred, which refers to return allowances. The Group estimates the variable consideration based on the volatility of markets and its past experience with similar types of product sales, and include the amounts of variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Such estimates are made using the ‘expected value’ method and is updated as and when additional information is available. Liabilities for variable consideration are included as accrued expenses and other current liabilities in the consolidated balance sheets.
GigaCloud 3P
The Group enters into contracts with customers, which often include promises to transfer multiple services. For these contracts, the Group accounts for individual performance obligations separately if they are capable of being distinct and distinct within the context of the contract. Determining whether services are considered distinct performance obligations may require significant judgment.
The Group charges commission fees for sales transactions consummated on the GigaCloud Marketplace. The Group acts as an agent, as it does not take control of the merchandise provided by Sellers at any time during the transactions and does not have latitude over pricing of the merchandise. The Group initially sets a percentage of the transacted product value as commission fee that is charged upon transaction completion; varying levels of credits are applied retrospectively to customers whose monthly transaction value reaches certain specified hurdles. Revenue from commission fees is recognized upon successful sales of the merchandise by Sellers when Buyers take ownership of the merchandise and are able to control the merchandise at their discretion. As credits, and hence the effective rate of commission fees, are refreshed and adjusted at the end of each calendar month, no estimation is required beyond the end of each month.
The Group also offers comprehensive supply chain solutions for Sellers. The Group provides services that help Sellers ship merchandise from the Sellers’ manufacturing plant to the Group’s overseas warehouses, utilizing the Group’s extensive shipping network consisting of ocean transportation providers, custom declaration agents, and domestic shipping companies. Furthermore, the Group also provides warehousing services to Sellers and Buyers through storage of merchandise in the Group’s warehouses, as well as packaging and last-mile delivery services from the Group’s warehouses to domestic destinations designated by Buyers. Revenues resulting from storage, ocean transportation services, and last-mile delivery services are recognized over time, as the Group performs contractual obligations through continuous transfer of control to Sellers or Buyers, and they could simultaneously receive and consume the benefits of the Group’s performance as it occurs; revenues from packaging services are recognized at the time the merchandise is packed and shipped, at which time the packaging service is considered completed. The Group is acting as a principal in providing aforementioned services and accordingly recognizes revenue on a gross basis as the Group determines the price and selects carriers at its own discretion.
Sellers and Buyers could choose one or several of the above-mentioned services on the GigaCloud Marketplace. Therefore, there may be multiple performance obligations included in one transaction. Revenue is allocated to each performance obligation based on its standalone selling price. The Group generally determines standalone selling prices based on observable prices. If the standalone selling price is not observable through past transactions, the Group

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estimates the standalone selling price based on multiple factors, including but not limited to management approved price lists or cost-plus margin analysis.
(r) Cost of Revenues
Cost of revenues are comprised of cost of product sales and cost of services. Cost of Product sales primarily consist of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, warehouse rental expenses excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Cost of services primarily consist of domestic delivery costs, an allocated portion of warehouse rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions, including the expenses attributable to shipment and handling activities, when the Group delivers a good to a customer.
(s) Selling and Marketing Expenses
Selling and marketing expenses mainly consist of platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform ecommerce channels, advertising expenses, payroll and related expenses for personnel engaged in selling and marketing activities, and rental and depreciation expenses relating to facilities and equipment used by those employees.
(t) Advertising Expenses
Advertising expenses, including advertisements through various forms of media and marketing and promotional activities, are included in “selling and marketing expenses” in the consolidated statements of comprehensive income when incurred. Total advertising expenses incurred were $1,851 thousand, $1,530 thousand and $3,908 thousand for the years ended December 31, 2021, 2022 and 2023, respectively.
(u) General and Administrative Expenses
General and administrative expenses mainly consist of share-based compensation, payroll and related costs for employees involved in general corporate functions, rental and depreciation expenses associated with the use of facilities and equipment by these employees, professional fees, and other general corporate expenses.
(v) Research and Development Expenses
Research and development expenses mainly consist of personnel costs, including share-based compensation expense associated with the Group’s engineering, programming, data analytics, and product development personnel responsible for the design, development, and testing of the Group's platform, rental and depreciation expenses associated with the use of facilities and equipment of aforementioned personnel, and information technology costs. Research and development costs are expensed as incurred.
(w) Government grants
Government grants are recognized when there is reasonable assurance that the Group will comply with the conditions attached to it and the grants will be received. The Group has received government grants in cash to support growth and competitiveness in the internet industry. No future related costs are stipulated. Government grants are recognized in the Group’s consolidated statement of comprehensive income when the grant becomes receivable. Government grants of nil, $1,085 thousand and $911 thousand were recorded in the Group’s consolidated statements of comprehensive income for the years ended December 31, 2021, 2022 and 2023, respectively. There were no significant commitments, contingencies or provisions for recapture conditions for the government grants received for the years ended December 31, 2021, 2022 and 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(x) Share-based Compensation
The Group applies ASC 718 (“ASC 718”) Compensation—Share Compensation to account for its share-based payments. In accordance with ASC 718, the Group determines whether an award should be classified and accounted for as a liability award or an equity award.
Share-based awards in the form of share options, restricted shares, restricted share units and ordinary shares that are equity-classified awards are measured at the grant date fair value of the awards. Compensation expenses are recognized on a straight-line basis over the requisite service period, if and when the Group considers that it is probable that the performance condition will be achieved. When no future services are required to be performed in exchange for an award, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date.
Share-based awards in the form of restricted share units granted to Audit Committee members are liability-classified awards, as the awards are share-settleable for a fixed monetary amount. The Company recognizes compensation cost for an award with only service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant date value of such award that is vested at that date.
The Group has elected to recognize the effect of forfeitures in compensation cost as they occur. To the extent the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards is reversed.
A change in any of the terms or conditions of share-based awards is accounted for as a modification of the awards. “Not probable-to-probable” modification, which refers to the modification of the award that is not expected to vest under the original vest condition at the date of the modification, the compensation cost should be recognized equal to the modified award’s fair value at the date of the modification. “Probable-to-Probable” modification, which refers to the modification that does not change the expectation that the awards will ultimately vest, the cumulative amount of compensation cost that should be recognized is the original grant date fair value of the award plus any incremental fair value resulting from the modification. Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.
(y) Employee Benefits
The Company’s subsidiaries and the VIEs in the PRC participate in a government mandated, multiemployer, defined contribution plan, pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. PRC labor laws require the entities incorporated in the PRC to pay to the local labor bureau a monthly contribution calculated on the monthly basic compensation of qualified employees at a stated contribution rate of 25.5%. The Group has no further commitments beyond its monthly contribution. Employees in the United States are eligible to participate in one or more of savings plans that provide for periodic contributions by the Group based on plan-specific criteria, such as base pay, level and employee contributions.
For the years ended December 31, 2021, 2022 and 2023, the costs and expenses of the obligations to the defined contribution plans amounted to $1,695 thousand, $2,610 thousand and $3,711 thousand, respectively.
(z) Income Taxes
The Group accounts for income taxes using the asset and liability method. Current income taxes are provided on the basis of income before income taxes for financial reporting purposes, and adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of comprehensive income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred income tax assets if based on the weight of available evidence, it is more-

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

likely-than-not that some portion, or all, of the deferred income tax assets will not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of futures profitability, the duration of statutory carryforward periods, the Group’s experience with operating loss and tax credit carryforwards, if any, not expiring.
The Group applies a “more-likely-than-not” recognition threshold in the evaluation of uncertain tax positions. The Group recognizes the benefit of a tax position in its consolidated financial statements if the tax position is “more-likely-than-not” to prevail based on the facts and technical merits of the position. Tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. Unrecognized tax benefits may be affected by changes in interpretation of laws, rulings of tax authorities, tax audits, and expiry of statutory limitations. In addition, changes in facts, circumstances and new information may require the Group to adjust the recognition and measurement estimates with regard to individual tax positions. Accordingly, unrecognized tax benefits are periodically reviewed and re-assessed. Adjustments, if required, are recorded in the Group’s consolidated financial statements in the period in which the change that necessities the adjustments occur. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in certain circumstances, a tax appeal or litigation process. The Group records interest and penalties related to unrecognized tax benefits (if any) in income tax expense on the consolidated statements of comprehensive income.
As disclosed in Note 17, as of December 31, 2022 and 2023, the Group had recognized tax provision on transfer pricing adjustments. Under PRC laws and regulations, an arrangement or transaction among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the arrangement or transaction takes place. If this occurs, the PRC tax authorities could request the Company’s subsidiaries and VIEs to adjust their taxable income in the form of a transfer pricing adjustment for PRC tax purposes if contractual arrangements among related parties do not represent arm’s length prices. Such a pricing adjustment could adversely affect the Group by increasing the Company’s subsidiaries’ and VIEs’ tax expenses without a corresponding reduction in the tax expenses, which, in turn, could lead to late payment fees and other penalties for underpayment of taxes.
(aa) Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the years ended December 31, 2021, 2022 and 2023.
Three customers individually represented greater than 10.0% of total accounts receivable balance of the Group as of December 31, 2022 and one customer individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2023.

	December 31, 2022	December 31, 2023
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	28.3%	30.2%
Customer B	14.5%	*
Customer C	10.1%	*
*Less than 10.0% of total accounts receivable balance as of the year end.
During 2023, one service provider individually represented 23.4% of total purchase, and no other vendor accounted for 10% or more of total purchases.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk
Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, restricted cash, accounts receivable, and amounts due from third-party payment platforms.
The Group’s investment policy requires cash and restricted cash to be placed with high quality financial institutions and to limit the amount of credit risk from any one institution. The Group regularly evaluates the credit standing of the counterparties or financial institutions.
Accounts receivable (Note 4), derived from product sales and provision of services on the Group’s GigaCloud Marketplace, as well as amounts due from third-party payment platforms (Note 6) derived from payment from individual customers collected by third-party payment platforms on behalf of the Group, are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past history of making payments when due and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate. Based on this analysis, the Group determines what credit terms, if any, to offer to each counter party individually. If the assessment indicates a likelihood of collection risk, the Group will not deliver the services or sell the products to or through the counter parties or require the counter parties to pay cash in time to secure payment.
Interest rate risk
The Group’s borrowings bear interests at fixed rates. If the Group were to renew these borrowings, the Group might be subject to interest rate risk.
Foreign currency exchange rate risk
The Group is exposed to risks from foreign currency exchange rate fluctuations on the translation of foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Changes in currency rates resulted in gains (losses) of ($2.0 million), ($4.9 million) and $2.1 million for the years ended December 31, 2021, 2022 and 2023, respectively, primarily due to foreign currency exchange rate fluctuations against the U.S. dollar.
(ab) Earnings per Share
Basic earnings per share is computed by dividing net income attributable to ordinary shareholders, considering the accretions to redemption value of the preferred shares, by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two-class method, any net income is allocated between ordinary shares and other participating securities based on their participating rights. A net loss is not allocated to participating securities when the participating securities do not have contractual obligations to share losses.
The Company’s preferred shares are participating securities as they participate in undistributed earnings on an as-converted basis. The preferred shares do not have a contractual obligation to fund or otherwise absorb the Group’s losses. Accordingly, any undistributed net income is allocated on a pro rata basis to the ordinary shares and preferred shares; whereas any undistributed net loss is allocated to ordinary shares only.
Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of shares issuable upon the conversion of the preferred shares using the as-converted method, and exercise of outstanding warrant and share-based awards using the treasury stock method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

(ac) Fair Value Measurements
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full-term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property and equipment and intangible assets acquired in a business combination as well as goodwill recognized. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.

In accounting for business acquisitions, the Group allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Estimating the fair value of assets acquired and liabilities assumed requires judgment, especially with respect to identified intangible assets as there may be limited or no observable transactions within the market, requiring us to develop internal models to estimate fair value. For example, estimating the fair value of identified intangible assets may require us to develop valuation assumptions, including but not limited to, future expected cash flows from these assets, synergies and the cost of capital. Certain inputs require us to determine assumptions that are reflective of a market participant view of fair value. Changes in any of these assumptions may materially impact the amount the Group recognize for identifiable assets and liabilities, in addition to the residual amount allocated to goodwill.
(ad) Segment Reporting
The Group’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. For the purpose of internal reporting and management’s operation review, the Group’s chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Group has one operating segment.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2022 and 2023 is as follows:

	December 31,
	2022	2023
	(In thousands)
The United States	$144,504	$400,554
Others	12,717	22,982
Total long-lived assets	$157,221	$423,536
Revenues reported are attributed to geographic areas based on locations of the Company’s warehouses, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenue by geography for the years ended December 31, 2021, 2022 and 2023 is as follows:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
Revenues by geographic region:	2021	2022	2023
	(In thousands)
Service revenues	$98,332	$140,628	$199,184
Platform commission	4,814	6,872	11,187
Hong Kong	4,814	6,872	11,187
Ocean transportation service	36,257	37,957	19,703
United States	35,754	37,684	19,610
Others(1)	503	273	93
Warehousing service	10,498	16,242	24,423
United States	7,865	14,569	23,601
Others(1)	2,633	1,673	822
Last-mile delivery service	33,693	62,745	105,978
United States	31,421	60,632	101,285
Others(1)	2,272	2,113	4,693
Packaging service	5,498	7,735	17,296
United States	4,723	7,101	16,070
Others(1)	775	634	1,226
Others	7,572	9,077	20,597
United States	4,257	8,933	19,863
Others	3,315	144	734
Product revenues	$315,865	$349,443	$504,647
United States	243,132	269,599	373,837
Japan	44,881	40,082	44,348
Germany	9,510	21,133	71,163
Others(1)	18,342	18,629	15,299
Total revenues	$414,197	$490,071	$703,831
(1) No other individual region's revenues exceeded 10% of the Company's total revenues for the years ended December 31, 2021, 2022 and 2023.
(ae) Statutory Reserves
In accordance with the PRC Company Laws, the paid-in capitals of the PRC subsidiaries and VIEs are not allowed to be transferred to the Company by way of cash dividends, loans or advances, nor can they be distributed except in the event of a liquidation.
In addition, in accordance with the PRC Company Laws, the Group’s PRC subsidiaries and VIEs must make appropriations from their after-tax profits as determined under the generally accepted accounting principles in the PRC (‘‘PRC GAAP’’) to non-distributable reserve funds including statutory surplus fund and discretionary surplus fund. The appropriation to the statutory surplus fund must be 10% of the after-tax profits after offsetting any prior year losses as determined under PRC GAAP. Appropriation is not required if the statutory surplus fund has reached 50% of the registered capital of the PRC companies. Appropriation to the discretionary surplus fund is made at the discretion of the PRC companies.
The statutory surplus fund and discretionary surplus fund are restricted for use. They may only be applied to offset losses or increase the registered capital of the respective companies. These reserves are not allowed to be transferred to the Group by way of cash dividends, loans or advances, nor can they be distributed except in the event of a liquidation.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No appropriation to the reserve fund was made by the PRC subsidiaries and VIEs, as these PRC companies had accumulated losses as determined under PRC GAAP for the years ended December 31, 2021, 2022 and 2023.
(af) Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02, collectively referred to as “ASC 326”. ASC 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASC 326 eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an entity’s current estimate of all expected credit losses. The adoption of this standard resulted in a change of the Group’s provision policy primarily for accounts receivable. The Group adopted this ASC 326 on January 1, 2023 with no material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The Group adopted this ASU on January 1, 2023 and the adoption did not have a material impact on the Group’s consolidated financial statements.
(ag) Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption permitted and can be applied on either a prospective or retroactive basis. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS
Noble House
In October 2023, the Group completed its acquisition of Noble House Home Furnishings LLC (“Noble House”) as the successful bidder in connection with Noble House’s Chapter 11 bankruptcy proceedings. Noble House is a business to business ("B2B") distributor of indoor and outdoor home furnishing; the acquisition of Noble House accelerates our core strategy of building a diverse, large-scale B2B marketplace with high-quality, differentiated products. Noble House provides the Group with expansion of our operations into Canada and significant warehouse space.
The Group has determined the acquisition of Noble House to be a business combination under the provisions of ASC 805, as the acquisition represents an integrated set of inputs and processes that is capable of being conducted and

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

managed for the purpose of providing an output, or a return to investors. The aggregate consideration was approximately $77.6 million. The Noble House acquisition was funded using cash on hand from operations. The acquisition of Noble House had no impact on the Group's weighted-average shares as no shares were issued.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Amount
(In thousands)
Cash	$511
Accounts receivable, net	26,662
Inventories	38,030
Prepayments and other current assets	782
Operating lease right-of-use assets	167,367
Property and equipment, net	14,726
Intangible assets, net	1,100
Deferred tax assets	55
Other non-current assets	2,768
Accounts payable	(11,968)
Contract liabilities	(117)
Current operating lease liabilities	(16,023)
Accrued expenses and other current liabilities	(1,565)
Operating lease liabilities, non-current	(151,344)
Finance lease obligations, non-current	(111)
Total identifiable net assets	70,873
Goodwill	6,750
Total purchase price	$77,623
Goodwill recognized of $6.8 million represents the excess purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributable to expected synergies from future growth, including synergies in expansion into other markets and product types.
The intangible assets acquired consist of $1.1 million in technology assets (amortized over 1.2 years), which was measured at fair value following the cost approach. The carrying value of accounts receivable, prepayments and other current assets, other non-current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value.
Acquisition-related costs for Noble House were approximately $1.6 million. These were expensed as incurred and are included in general and administrative expenses within the consolidated statements of comprehensive income.
Since the date of the Noble House acquisition, the results of the acquisitions have been included in the Group’s consolidated results. The following amounts are included in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2023:

November 1, 2023 to December 31, 2023
(In thousands)
Revenues	$31,514
Net loss	$(299)

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information below is presented to illustrate the estimated effects of the acquisition of Noble House, as if they had occurred on January 1, 2021:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Revenues	$1,085,348	$981,025	$1,003,312
Net income (loss)	$36,712	$(9,083)	$55,984
The pro forma information was prepared using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The unaudited pro forma information has been prepared for information purposes only and is not indicative of what the Group’s results of operations would have been had the transactions occurred on January 1, 2021, nor does it project the results of operations of the combined company following the transaction.
Wondersign
In November 2023, the Group acquired all outstanding equity interest of Apexis, Inc., a Florida corporation dba Wondersign (“Wondersign”), a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida, with access to thousands of storefronts across the United States. Wondersign provides the Group access to brick-and-mortar retail stores and allows the Group to launch to new customer solutions. The aggregate purchase price was approximately $10 million. The Wondersign acquisition was funded using cash on hand from operations. The acquisition of Wondersign had no impact on the Group's weighted-average shares as no shares were issued.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Amount
(In thousands)
Cash	$428
Accounts receivable, net	227
Inventories	36
Prepayments and other current assets	215
Property and equipment, net	16
Intangible assets, net	7,577
Accounts payable	(171)
Contract liabilities	(1,934)
Accrued expenses and other current liabilities	(670)
Deferred tax liabilities	(1,615)
Total identifiable net assets	4,109
Goodwill	5,836
Total purchase price	$9,945
Goodwill recognized of $5.8 million represents the excess purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributable to expected synergies from future growth, including synergies in expansion into other markets and product types.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets acquired of $7.6 million primarily consist of $5.4 million in technology assets (amortized over 5 years) and $2.2 million in customer relationships (amortized over 15 years), which was measured at fair value following the cost approach and income approach, respectively. The carrying value of accounts receivable, prepayments and other current assets, and accounts payable approximate their fair value.
Acquisition-related costs for Wondersign were approximately $338 thousand. These were expensed as incurred and are included in general and administrative expenses within the consolidated statements of comprehensive income.
Supplemental pro forma financial information as if the acquisition of Wondersign had occurred as of the beginning of the comparable prior annual reporting period has not been presented as the acquisition was not material to the Group’s results of operations for the year ended December 31, 2023.
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31,
	2022	2023
	(In thousands)
Accounts receivable	$27,379	$59,376
Less: allowance for doubtful accounts	(237)	(500)
Accounts receivable, net	$27,142	$58,876

The movement of the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Balance as of the beginning of the year	$(64)	$(151)	$(237)
Additions charged to bad debt expense	(87)	(86)	(263)
Balance as of the end of the year	$(151)	$(237)	$(500)
5. INVENTORIES
Inventories consisted of the following:

	December 31,
	2022	2023
	(In thousands)
Products available for sale	$59,829	$92,059
Goods in transit	18,509	40,188
Inventories	$78,338	$132,247

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAYMENTS AND OTHER CURRENT ASSETS
Prepayments and other current assets are consisted of the following:

	December 31,
	2022	2023
	(In thousands)
Value-added taxes recoverable	$201	$—
Advances to suppliers	1,067	2,031
Amounts due from third-party payment platforms	3,814	9,945
Deposits	29	270
Prepaid expenses	1,405	3,451
Others	1,050	1,819
Prepayments and other current assets	$7,566	$17,516
The deposits recorded in the prepayments and other current assets represent the deposits made to lessors for leasing warehouses and equipment, which are receivable within a year. The deposits of $3,182 thousand and $6,880 thousand as of December 31, 2022 and 2023, respectively, that are expected to be received beyond a year are recorded in the non-current assets in the consolidated balance sheets.
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, as of December 31, 2022 and 2023 consisted of the following:

	December 31,
	2022	2023
	(In thousands)
Office and other equipment	$1,755	$4,076
Vehicles	263	1,769
Logistics, warehouse and other heavy equipment	13,630	23,745
Property and equipment	15,648	29,590
Less: Accumulated depreciation	(2,595)	(4,976)
Property and equipment, net	$13,053	$24,614
The carrying amounts of the Group’s property and equipment, net, acquired under finance leases as of December 31, 2022 and 2023 were as follows:

	December 31,
	2022	2023
	(In thousands)
Logistics, warehouse and other heavy equipment	$10,015	$10,222
Property and equipment	10,015	10,222
Less: Accumulated depreciation	(926)	(1,606)
Property and equipment, net	$9,089	$8,616

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses on property and equipment were allocated to the following expense items:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Cost of revenues	$573	$970	$1,920
General and administrative expenses	202	416	550
Research and development expenses	—	—	93
Total depreciation expenses	$775	$1,386	$2,563

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes goodwill activity:

Amount
(In thousands)
Balance as of January 1, 2023	$—
Acquisitions (Note 3)	12,586
Balance as of December 31, 2023	$12,586

2023 Goodwill Activity
Goodwill acquired during 2023 primarily relates to our acquisitions of Noble House in October 2023 and Wondersign in November 2023. See Note 3 for further discussion of business acquisitions.

Intangible Assets, net
The gross amounts and accumulated amortization of intangible assets with finite useful lives as of December 31, 2023, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	Useful life	Weighted Average Amortization Period	Amount
			(In thousands)
Technology assets	1.0-5.0 years	4.4 years	$6,467
Customer relationships	15.0 years	15.0 years	2,210
Total intangible assets			8,677
Less accumulated amortization			(310)
Total intangible assets, net			$8,367
Amortization of intangible assets with finite useful lives included in the Group's consolidated statements of comprehensive income was $310 thousand for the year ended December 31, 2023. The Group had no intangible assets prior to 2023.
Future estimated amortization expense as of December 31, 2023, for identifiable intangible assets is as follows:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2024	$2,162
2025	1,220
2026	1,219
2027	1,219
2028	1,092
2029 and thereafter	1,455
Total amortization expense	$8,367
9. BORROWINGS

	December 31,
	2022	2023
	(In thousands)
Unsecured bank loans	$207	$—
Long-term borrowings	207	—
Current portion of long-term borrowings	207	—
Long-term borrowings, excluding current portion	$—	$—
In July and October of 2020, the Group borrowed two three-year loans from MIZUHO Bank with the principal amounts of $375 thousand and $756 thousand, respectively. The loans bear no interest and are guaranteed by the chairman of the board of Oriental Standard Japan Co., Ltd. The Group repaid the bank loans during the years ended December 31, 2021, 2022 and 2023. As of December 31, 2023, all loans were fully repaid.
10. ACCOUNTS PAYABLE

	December 31,
	2022	2023
	(In thousands)
Vendor payable	$10,472	$29,753
Shipping charges payable and others	21,101	40,004
Accounts payable	$31,573	$69,757

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2022	2023
	(In thousands)
Receipts on GigaCloud Marketplace*	$19,772	$29,319
Credit card payables	4,830	7,844
Salary and welfare payables	3,957	7,110
Sales refund liability	1,532	3,982
Other taxes payable	—	1,938
Finance lease obligations, current (See Note 12)	2,916	1,666
Professional fee accruals	983	921
Obligations under the remorse protection program	307	248
Prepaid consideration of restricted shares**	517	79
Liability classified share-based compensation	110	35
Other payables	2,138	4,177
Accrued expenses and other current liabilities	$37,062	$57,319

*Receipts on GigaCloud Marketplace include (1) refundable deposits on GigaCloud Marketplace, representing the balance of deposits from Buyers and Sellers which could be withdrawn or used for their future purchase of the Group’s services or merchandise on GigaCloud Marketplace; and, (2) amounts payable to Sellers that the Group collects from Buyers in relation to the GigaCloud 3P services it provides on GigaCloud Marketplace.
**Pursuant to the 2017 Share Incentive Plan, in February 2022, the board of directors resolved to grant 210,898 restricted shares to its employees and non-employee service providers. The amount of $1,578 thousand prepayment of consideration that was received by the Group before cliff vesting of such restricted shares was initially recorded in accrued expenses and other current liabilities. During the year ended December 31, 2023, $438 thousand of prepaid consideration was transferred from accrued expenses and other current liabilities to equity upon vesting of the restricted shares, while the remaining $79 thousand was recorded in accrued expenses and other current liabilities within the consolidated balance sheets as of December 31, 2023.
12. LEASES
The Group leases its office space and warehouse facilities under non-cancelable leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain warehouse storage shelves are leased under finance leases, which have a fixed lease term of three years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31,
	Balance Sheet Caption	2022	2023
		(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$144,168	$398,922
Finance lease right-of-use assets	Property and equipment, net	9,089	8,616
Total right-of-use assets		$153,257	$407,538

		December 31,
	Balance Sheet Caption	2022	2023
		(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(27,653)	$(57,949)
Finance lease liabilities	Accrued expenses and other current liabilities	(2,916)	(1,666)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(116,564)	(343,511)
Finance lease liabilities	Finance lease obligations, non-current	(867)	(111)
Total lease liabilities		$(148,000)	$(403,237)
The components of lease cost were as follows:

	Year ended December 31,
	2022	2023
	(In thousands)
Operating lease cost	$29,564	$40,215
Finance lease cost
Amortization of right-of-use assets	653	680
Interest on lease liabilities	557	532
Short-term lease costs	307	351
Total	$31,081	$41,778
Lease terms and discount rates are as follows:

	December 31,
	2022	2023
Weighted average remaining lease term (years):
Operating leases	6.05	6.45
Finance leases	1.21	0.84

Weighted average discount rate:
Operating leases	1.36%	3.23%
Finance leases	11.46%	18.18%

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of December 31, 2023, including rental payments for lease renewal options the Group is reasonably certain to exercise were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
2024	$69,464	$1,778
2025	76,963	67
2026	73,365	45
2027	67,619	—
2028	57,086	—
Thereafter	107,143	—
Total lease payments	451,640	1,890
Less: imputed interest	(50,180)	(113)
Present value of lease liabilities	$401,460	$1,777
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2022	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,175	$37,730
Operating cash flows from finance leases	557	532
Financing cash flows from finance leases	3,624	2,212
Right-of-use assets obtained in exchange for lease obligations [a]
Operating leases	24,270	291,816
Finance leases	$2,719	$207
a.This supplemental non-cash disclosure for right of use assets obtained in exchange for new lease liabilities refers to an increase in lease liabilities associated with obtaining new right of use assets.
13. PREFERRED SHARES
Series A Preferred Shares
On September 1, 2006, DCM IV, L.P. (“DCM IV”), DCM Affiliates Fund IV, L.P. (“DCM IV Affiliates”, together with DCM IV are referred to as “DCM”) and DT Ventures China Fund II, L.P. (“DT”) lent loans with an aggregate amount of $600 thousand to the Company. The loans assumed an interest rate of 7.04% per annum.
On November 23, 2006, DCM IV, DCM IV Affiliates and DT respectively subscribed 83,477 shares, 2,123 shares and 36,400 shares of Series A Convertible Preferred Shares (in aggregate of 122,000 shares, “Series A Preferred Shares”), at $50 per share with total cash consideration of $6,100 thousand. On the same day, DCM IV, DCM IV Affiliates and DT converted the loans and accrued interest, with total amount of $610 thousand, into 8,322 shares, 211 shares and 3,657 shares of Series A Preferred Shares, respectively, (12,190 shares in aggregate), at $50 per share.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Shares
On February 25, 2009, DCM and DT lent loans with an aggregate amount of $2,500 thousand to the Company. The loans did not bear an interest rate. On February 28, 2013, DCM IV, DCM IV Affiliates and DT respectively subscribed to 4,462,264, 113,478 and 1,708,431 of Series B Convertible Preferred Shares (in aggregate of 6,284,173 shares, “Series B Preferred Shares”), at $0.32 per share with total consideration of $2,000 thousand. On the same day, DCM IV, DCM IV Affiliates and DT converted the loans with total amount of $2,500 thousand into 5,373,699 shares, 136,656 shares and 2,344,859 shares of Series B Preferred Shares, respectively, (7,855,214 shares in aggregate) at $0.32 per share. On February 28, 2013, Larry Lei Wu subscribed 1,571,043 shares of Series B Preferred Shares at $0.32 per share with total cash consideration of $500 thousand.
On February 28, 2013, the Company entered into a share repurchase agreement, pursuant to which the Company repurchased 4,075,522 shares, 103,643 shares and 1,539,677 shares of Series B Preferred Shares from DCM IV, DCM IV Affiliates and DT, respectively, (in aggregate of 5,718,842 shares, “Repurchased Shares”), at a repurchase consideration of one U.S. dollar for each investor. All of these Repurchased Shares were canceled immediately on the same day. The Company considered such repurchase a linked transaction with the subscription of Series B Preferred Shares as mentioned in above.
Series C Preferred Shares
On August 1, 2014, the Company acquired Comptree International Limited. (“Comptree”) by issuing 2,905,802 shares of ordinary shares to FireDragon Holdings Inc. (“FireDragon”), 964,981 ordinary shares to DCM IV, 24,540 ordinary shares to DCM IV Affiliates and 4,358,702 Series C convertible Preferred Shares (“Series C Preferred Shares”) to DT eCommerce Investment Limited (“DT eCommerce”) in exchange for 100% shares of interests in Comptree held by FireDragon and DT eCommerce, for the purpose of the Group’s business expansion into the United States. FireDragon was owned by the founder of Comptree. DT eCommerce was under common control of DT. Based on the mutual understanding of all parties, 794,822 shares of ordinary shares issued to FireDragon was shares granted to Lianya Pan for his continuing service to the Group, who was the previous chief executive officer of Comptree and sole shareholder of FireDragon. The remaining ordinary shares issued to FireDragon and Series C Preferred Shares issued to DT eCommerce were considered as the acquisition consideration of Comptree.
Regarding the common shares and Series C Preferred Shares issued as mentioned above, the Company measured their fair value as of the acquisition date. Fair value is estimated based a discounted cash flow method, as of the valuation date.
Series D Preferred Shares
On March 27, 2017, Hong Kong Red Star Macalline Universal Home Furnishings Limited (“Red Star”) subscribed 2,943,786 Series D Convertible Preferred Shares (“Series D Preferred Shares”) at $2.74 per share with total cash consideration of $8,053 thousand.
Series E Preferred Shares
On November 24, 2020, Honeysuckle Creek Limited (“JD”) and HUA YUAN INTERNATIONAL LIMITED (“HUA YUAN”) respectively subscribed 2,719,802 shares and 1,279,907 Series E Convertible Redeemable Preferred Shares (in aggregate of 3,999,709 shares, “Series E Preferred Shares”), at $6.25 per share with total cash consideration of $25,000 thousand.
The rights, preferences and privileges of the Preferred Shares are as follows:
Redemption Rights
There are no redemption rights for the Series A, B, C, and D Preferred Shares.
The investors of Series E Preferred Shares have a right to require the Company to redeem their investments, at any time and from time to time on or after the date of the earliest to occur of the following (i) the Company fails to

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

complete a qualified IPO within seven years after the closing date; (ii) any material breach by any warrantor of any of their respective representations, warranties, covenants or undertakings under the transaction documents; (iii) any commission of, or participation in, fraudulent act or act of dishonesty by any founder against any company within the Group which has severely harm interests of the Series E shareholders; (iv) loss of control; (v) the termination of employment of Larry Lei Wu with any company within the Group; (vi) the occurrence of non-compliance with or violation of any applicable laws by any company within the Group which have a material adverse effect; (vii) the shareholders of Series A, B, C, and D Preferred Shares have become entitled to request, and have so requested, redemption of their Preferred Shares.
The redemption price equals 100% of the Series E Preferred Shares issue price with an 6% compound per annum, plus any declared but unpaid dividends on such Preferred Shares.
Conversion Rights
At the option of the holders, each Preferred Share, all or any portion thereof, may be converted at any time prior to a qualified IPO after the original issue date into ordinary shares at an initial conversion ratio of 1:1. Further, without any action being required by the holder of such share and whether or not the certificates representing such share are surrendered to the Company or its transfer agent, the Preferred Share shall automatically be converted into ordinary shares upon (i) the closing of a qualified IPO, based on the then effective applicable conversion price or (ii) the date specified by written consent or agreement of the holders of seventy-five percent (75%) of the then outstanding Preferred Shares.
In case the Company shall (a) pay a dividend or make a distribution on its ordinary shares in ordinary shares, (b) subdivide or reclassify its outstanding ordinary shares into a greater number of shares, or (c) combine or reclassify its outstanding ordinary shares into a smaller number of shares, the applicable conversion price in effect immediately prior to such event shall be adjusted so that the holder of the Preferred Shares thereafter converted shall be entitled to receive the number of ordinary shares of the Company which it would have owned or have been entitled to receive after the happening of such event had the Preferred Shares been converted immediately prior to the happening of such event. An adjustment shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective on the effective date in the case of subdivision, combination or reclassification. If any dividend or distribution is not paid or made, the applicable conversion price then in effect shall be appropriately readjusted.
The conversion of Preferred Shares may be effected, to the extent permitted by the statute, by any of the following methods: (i) a redesignation of the Preferred Shares being converted; (ii) a repurchase of such Preferred Shares and issue of the relevant number of ordinary shares; or (iii) in other manner as the board of directors may determine (including affirmative vote) and as permitted by the statute.
Voting Rights
Each Preferred Share has voting rights equivalent to the number of ordinary shares into which such Preferred Shares could be then convertible.
Dividend Rights
Holders of Preferred Shares are entitled to non-cumulative dividends per Preferred Share of 8% per annum when and if declared by the board of the Company, prior and in preference to holders of all other current or future class or series of shares of the Company, including the ordinary shares. After the preferential dividends have been paid in full or declared and set apart in any fiscal year of the Company, any additional dividends out of funds legally available therefor may be declared in that fiscal year for the ordinary shares and, if such additional dividends are declared, then such additional dividends shall be declared pro rata on the ordinary shares and all Preferred Shares on an as-converted basis.
Liquidation Preferences
In the event of any liquidation, holders of the Preferred Shares shall be entitled to receive, prior and in preference to any distribution or payment shall be made to the holders of any ordinary shares, the liquidation preference amount per share is equal to one hundred percent (100%) of the original issue price on each Preferred Share (adjusted for any share splits, share dividends, combinations, recapitalizations and similar transactions), as the case may be, plus all

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

dividends accrued and unpaid with respect thereto (as adjusted for any share splits, share dividends, combinations, recapitalizations and similar transactions) per Series A to E Preferred Shares, except the Series C, then held by such holder.
Liquidation preference is as follows in sequence: Series E Preferred Shares, Series D Preferred Shares, Series B Preferred Shares, Series A Preferred Shares. After distribution or payment of the subscription price in full, of the liquidation preference amount distributable or payable on the Series E Preferred Shares, Series D Preferred Shares, Series B Preferred Shares and Series A Preferred Shares, the remaining assets of the Company available for distribution to members shall be distributed ratably among the holders of outstanding ordinary shares and holders of outstanding Preferred Shares on an as-converted basis.
If the Company increases its share capital at a price lower than the price paid by the investors on a per share basis, the investors have a right to require the Company to issue new shares for nil consideration (or nominal consideration) to the investors, so that the total amount paid by the investors divided by the total amount of share capital obtained is equal to the price per share in the new issuance.
Drag-along Rights
Regarding Series A, B and C Preferred Shares, in the event that (i) at any time after the closing date, the Company receives an offer from any person, who has delivered a good faith written offer to purchase all or any portion of a shareholder’s shares, including without limitation, the beneficial ownership of any shareholder’s shares through the transfer of any of the underlying equity ownership of such shareholder, that if consummated, will result in a deemed liquidation event, and (ii) such offer is approved by the holders of at least seventy-five percent (75%) of the total issued and outstanding Preferred Shares, then the Company and each shareholder agree that: (i) the Company shall send written notice to all existing shareholders within five business days of receipt of the offer; and, (ii) the holders of ordinary shares shall sell and transfer, and shall procure all holders of ordinary/preferred shares to sell and transfer, their ordinary/preferred shares on terms and conditions set forth in the offer.
Regarding Series D and E Preferred Shares, in the event that (i) at any time after the closing date, the Company receives an offer from any person, who has delivered a good faith written offer to purchase all or any portion of a shareholder’s shares, including without limitation, the benefit ownership of any shareholder’s shares through the transfer of any of the underlying equity ownership of such shareholder, that if consummated, will result in a deemed liquidation event, and (ii) such offer is approved by the holders of at least seventy-five percent (75%) of the total issued and outstanding Preferred Shares and the holders of at least fifty-one percent (51%) of the total issued and outstanding ordinary shares, then the Company and each shareholder agree that: (i) the Company shall send written notice to all existing shareholders within five business days of receipt of the offer; and, (ii) the holders of ordinary shares shall sell and transfer, and shall procure all holders of ordinary/preferred shares to sell and transfer, their ordinary/preferred shares on terms and conditions set forth in the offer.
If the Drag-along rights are triggered on or prior to the fifth anniversary from the closing date, the Drag-along rights shall not apply unless such the sale results in aggregate proceeds of an agreed amount, of at least $40 million for the Series A, B and C Preferred Shares, or $150 million for the Series D and E Preferred Shares. The Drag-along rights shall terminate upon a qualified IPO. Given the Company has been listed in August 2022 (see Note 14 for details), the Drag-along rights were terminated accordingly.
The Company classified Series E Preferred Shares as mezzanine equity in the consolidated balance sheets, as they are contingently redeemable upon occurrence of certain events outside of the sole control of the Company. The Company recognized changes in the redemption value immediately as they occur and adjust the carrying value of the Series E Preferred Shares to equal the redemption value at the end of each reporting period, as if it were also the redemption date of the Preferred Shares.
The Company classified Series A, B, C and D Preferred Shares as permanent equity according to temporary equity exception in ASC 480-10-S99-3A(3f). Once a deemed liquidation event is triggered, all preferred shareholders are entitled to request the Company to liquidate with the liquidation proceeds being distributed among all shareholders based on the stipulated liquidation preference. The Company’s shareholders would receive the same form of consideration.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activities of the Series E Preferred Shares for the years ended December 31, 2021 and 2022 consisted of the following. As disclosed in the Note 14, Series E Preferred Shares were converted to the Company’s Class A ordinary shares upon the completion of the Company’s IPO.

Series E Preferred Shares
(In thousands)
Balance as of January 1, 2021	$25,152
Accretion of Preferred Shares	1,500
Balance as of December 31, 2021	$26,652
Accretion of Preferred Shares	941
Conversion to Class A ordinary shares	(27,593)
Balance as of December 31, 2022	$—
14. ORDINARY SHARES
On July 11, 2021, the board of directors resolved to approve the exercise of 1,587,086 share options (See Note 13). The number of ordinary shares issued and outstanding was 11,082,930 as of December 31, 2021.
In July 2021, the Company established Dongsi Tou Tiao Trust and Dongsi Er Tiao Trust, which are collectively referred to as the Equity Incentive Trusts, under their respective trust deeds dated in July 2021. Dongsi Tou Tiao Trust and Dongsi Er Tiao Trust controls and manages the British Virgin Islands incorporated entities, Dongsi Tou Tiao Limited and Dongsi Er Tiao Limited, respectively, which are collectively referred to as the Trust Holdcos. In February 2022, the Company issued 4,765,903 ordinary shares to the Trust Holdcos, for the purpose of issuing ordinary shares to the grantees upon the exercise of 210,898 restricted shares and 4,555,005 share options. The ordinary shares issued to the Trust Holdcos were accounted for as treasury shares of the Company upon issuance. The Trust Holdcos do not hold any other assets or liabilities as of December 31, 2023, nor earn any income nor incur any expenses for the year then ended. From the consummation of the IPO to December 31, 2022, 141,864 restricted shares were released from restriction for the satisfaction of vesting condition. During the year ended December 31, 2023, 58,489 restricted shares were released from restriction and 4,555,005 share options were exercised. The related par value with immaterial amount was deducted from treasury shares and transferred to additional paid-in capital.
In February 2022, the Company issued 26,738 ordinary shares to the Group’s former chief financial officer at the consideration of $2 thousand. The former chief financial officer terminated his service in the Group in January 2022, the ordinary shares were granted as the compensation for his past service to the Group. The shares vested immediately upon grant. Fair value of these shares was determined using the income approach and equity allocation method on the issuance date. Share-based compensation expenses of nil, $199 thousand and nil were recorded in general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2021, 2022, and 2023.
In July 2022, the Company’s board of directors resolved to adopt a dual-class voting structure that will become effective immediately prior to the completion of its IPO. Holders of Class A ordinary shares and holders of Class B ordinary shares will have the same rights, except for voting and conversion rights. In respect of matters requiring a shareholder’s vote, each Class A ordinary share will be entitled to one vote and each Class B ordinary share will be entitled to ten votes. Upon completion of the IPO, the Class B ordinary Shares will be held only by Mr. Larry Lei Wu and his vehicles, namely Ji Xiang Hu Tong Holdings Limited and Talent Boom Group Limited. All other shareholders will hold only Class A ordinary shares. Each Class B ordinary share was stipulated to be convertible into one Class A ordinary share at any time, by the holder thereof. However, Class A ordinary shares were not entitled to be convertible into Class B ordinary shares at any time, under any circumstances.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2022, the Company completed its IPO on the Nasdaq Global Market, or Nasdaq, under the symbol “GCT”. Upon the completion of the IPO:
a.The dual-class voting structure has become effective. 1,571,043 Series B redeemable convertible preferred shares (“Preferred Shares”) which were beneficially owned by Mr. Larry Lei Wu, the founder, chairman of board of directors and chief executive officer of the Company were converted to Class B ordinary shares at a par value of $0.05 per share on a one-for-one-basis. 7,755,689 ordinary shares issued and held by Mr. Larry Lei Wu and his vehicles were redesignated as Class B ordinary shares.
b.The Series B Preferred Shares held by investors other than Mr. Larry Lei Wu and all other series of Preferred Shares (including 3,999,709 Series E Preferred Shares which were recorded as mezzanine equity) with the aggregated 19,856,932 shares were converted to Class A ordinary shares at a par value of $0.05 per share on a one-for-one-basis. 8,119,882 ordinary shares issued and held by shareholders other than Mr. Larry Lei Wu and his vehicles were redesignated as Class A ordinary shares.
c.The Company issued 3,381,000 Class A ordinary shares (including 441,000 Class A ordinary shares issued to the underwriter by exercising its over allotment option) at an issuance price of $12.25 per share for net proceeds of $33.4 million, after deducting underwriting commissions and other offering expenses in the aggregated amount of $8.0 million.
On June 14, 2023, the Company’s board of directors resolved to approve a share repurchase program to repurchase up to $25.0 million of its Class A ordinary shares, par value at $0.05, from time to time over the next 12 months commencing that date. As of December 31, 2023, the Company had repurchased 215,201 Class A ordinary shares from open market transactions at the market price of $1,586 thousand in total. Direct and incremental cost incurred in relation to the repurchase were $8 thousand. The Company did not retire the shares repurchased; the shares were accounted for as treasury shares.
15. SHARE-BASED COMPENSATION
In addition to the ordinary shares issued to the Group’s former chief financial officer in February 2022 as disclosed in the Note 14, the Group granted share-based awards to certain employees and non-employee service providers, of which, the details are specified as follows:
2017 Share Incentive Plan
On March 27, 2017, the board of directors resolved to approve another share award scheme (the “2017 Share Incentive Plan” or the “2017 Plan”) to the Group’s eligible employees and non-employee service providers.
Share options
On July 11, 2021, the Company’s board of directors resolved to approve the immediate exercise of 1,587,086 share options, which were granted under the 2017 Plan to certain directors and key employees on July 1, 2020 and July 1, 2021, respectively. These share options were originally exercisable upon a qualified IPO before expiration date of ten years after grant dates with no vesting condition stipulated. The Group accounted for the modification as a not probable-to-probable modification. Such modification resulted in unrecognized share-based compensation expenses of $9,681 thousand as general and administrative expenses in the consolidated statement of comprehensive income for the year ended December 31, 2021.
In July 2021, the board of directors further resolved to grant 1,160,557 share options to the Group’s eligible employees under the 2017 Plan. No service condition was stipulated for the share options.
Except for the modification of 1,587,086 awards made to certain directors and key employees in 2021, all outstanding share awards as of December 31, 2021 can only be exercised upon the consummation of a qualified IPO before expiration date of ten years after the date of the awards. The completion of a qualified IPO is considered a performance condition of the awards. A qualified IPO is not considered being probable by management before it is completed. Under

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 718, compensation cost should be recognized if it is probable that the performance condition will be achieved. As a result, no compensation expense was recognized related to these shares awards.
In February 2022, the board of directors resolved to grant 385,434 share options to its employees with no service condition stipulated. The completion of a qualified IPO is considered a performance condition of the share option awards, which is not considered being probable by management before it is completed.
Pursuant to the consummation of the IPO in August 2022, the Group recognized share-based compensation expenses of $8,825 thousand for 4,529,383 share options upon the vest. Concurrently, the Group approved the modification to cancel the service condition of 26,678 share options, which were granted under the 2017 Plan to certain employees on July 1, 2020. The Group accounted for the modification as a probable-to-probable modification but did not record any incremental share-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification. The Group recorded share-based compensation expenses of $62 thousand relating to the 26,678 share options with original grant date fair value in general and administrative expenses in the consolidated statement of comprehensive income after the modification. All share options have vested upon the consummation of the IPO.
Prior to the completion of the IPO, the fair values of share options granted are estimated on the dates of grant using the binomial option pricing model with the following assumptions used:

	Year ended December 31,
Grant dates:	2021	2022
Risk-free rate of return	1.46%	1.80%
Volatility	44.17%	43.60%
Expected dividend yield	0.00%	0.00%
Exercise multiple	2.20/2.80	2.20/2.80
Fair value of underlying ordinary share	$6.15	$7.5
Expected terms	10 years	10 years
The expected volatility was estimated based on the historical volatility of comparable peer public companies with a time horizon close to the expected term of the Group’s options. The risk-free interest rate was estimated based on the yield to maturity of U.S. treasury bonds denominated in USD for a term consistent with the expected term of the Group’s options in effect at the option valuation date. Expected dividend yield is zero as the Group does not anticipate any dividend payments in the foreseeable future. The expected exercise multiple was estimated as the average ratio of the stock price to the exercise price of when employees would decide to voluntarily exercise their vested options. Expected term is the contract life of the option.
During the year ended December 31, 2023, there were no new issuance activities pursuant to the 2017 Share Incentive Plan. All share options were exercised during the year ended December 31, 2023. The following table summarizes activities of share options for the years ended December 31, 2021, 2022 and 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of shares	Weighted average exercise price	Weighted average grant- date fair value

Outstanding at January 1, 2021	4,597,156	$0.05	$1.08
Granted	1,160,557	0.05	6.10
Exercised	(1,587,086)	0.05	6.10
Outstanding at December 31, 2021	4,170,627	$0.05	$0.57
Granted	385,434	0.05	7.43
Outstanding at December 31, 2022	4,556,061	$0.05	$1.15
Exercised	(4,556,061)	0.05	1.15
Outstanding at December 31, 2023	—	—	—
Exercisable at December 31, 2023	—	—	—
Total intrinsic value of options exercised was $9,602 thousand, nil and $5,239 thousand, for the years ended December 31, 2021, 2022 and 2023.
Total compensation expenses recognized are allocated to the following expense items.

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Cost of revenues	$—	$487	$—
Selling and marketing expenses	—	748	—
General and administrative expenses	9,681	7,652	—
Research and development expenses	—	—	—
Total share compensation expenses	$9,681	$8,887	$—
Restricted shares
In February 2022, the board of directors also resolved to grant 205,708 and 5,190 restricted shares to its employees and non-employee service providers, respectively. The grantees of the restricted shares shall pay in full of the consideration within 45 days at the exercise price of $7.48 per share after the grant date of such restricted shares; otherwise, the Company shall be entitled to cancel the grant. The grantees are subject to the service condition of three years’ continuous service since their service commencement in the Group; upon the grantee’s early service termination, the Company shall have the right (but not the obligation) to repurchase all or any portion of the shares in cash, at the amount of the original purchase price actually paid by the grantee for such restricted shares. The restricted shares will immediately be released from restrictions upon the satisfaction of both (1) completion of a qualified IPO, and (2) the completion of the grantees three years’ continuous service since their service commencement in the Group. When both criteria are achieved, the grantees are entitled to cliff and cumulatively vest the total grants.
For the 141,864 and 58,489 restricted shares that were released from restriction (see Note 14) during the years ended December 31, 2022 and December 31, 2023 respectively, as grantees of such restricted shares satisfied the service condition of three years' continuous service since their service commencement in the Group, the Company recognized trivial amounts of share-based compensation expenses accordingly. The grant date fair value of the restricted shares is $0.0015 per share, which was estimated using the income approach and equity allocation method. Estimation of the fair value of the shares involves significant assumptions that might not be observable in the market, and a number of complex and subjective variables, discount rate, risk-free interest rate and subjective judgments regarding the Group’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants are made. The fair value of these awards was determined by management with the assistance from a valuation report prepared by an independent valuation firm using management’s estimates and assumptions.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2022, the board of directors further resolved to grant 10,000 restricted shares to one non-employee service provider. The exercise price of the restricted shares was stipulated as $0.05 per share, which is identical with par value of the Company’s ordinary shares. The restricted shares vested immediately after the grants with no further condition required. Given the award was directly attributable to the IPO consummated, the Company recorded the cost of $59 thousand against the gross proceeds of the offering.
A summary of the Company’s restricted shares for the year ended December 31, 2022 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	—	$—
Granted	220,898	0.2690
Vested	(151,864)	0.3906
Outstanding as of December 31, 2022	69,034	0.0015
Expect to be vested at December 31, 2022	69,034	$0.0015
A summary of the Company’s restricted shares for the year ended December 31, 2023 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	69,034	$0.0015
Vested	(58,489)	0.0015
Outstanding as of December 31, 2023	10,545	0.0015
Expect to be vested at December 31, 2023	10,545	$0.0015
As of December 31, 2023, unrecognized compensation expenses with trivial amount relating to the remaining 10,545 unvested restricted shares will cliff and cumulatively vest upon the satisfaction of the service condition.
Restricted share units
On March 1, 2023 and March 10, 2023, the Group respectively granted 1,748 and 33,422 restricted share units (the “RSUs”) to its two employees with no exercise price. All of these RSUs vested on the grant date with no service condition stipulated. Following the same term, the Group granted 10,000 RSUs and 10,112 RSUs employees on September 28, 2023 and December 1, 2023, respectively. All RSUs vested immediately upon grant.
On April 27, 2023, the Company granted 357,115 RSUs with no exercise price to employees with two types of vesting schedules of (1) vesting immediately after the grant or (2) vesting 50% immediately after the grant and cliff vesting the other 50% upon the satisfaction of one year service with the Group after the grant. Each of the RSUs granted is stipulated to vest following either of the two.
A summary of the Group's RSUs activities for the year ended December 31, 2023 is presented below:

	Number of shares	Weighted average exercise price	Weighted average grant-date fair value	Weighted remaining contractual years	Aggregate intrinsic value
Outstanding as of January 1, 2023	—	—	—	—	—
Granted	412,397	—	5.23	—	—
Outstanding as of December 31, 2023	412,397	—	5.23	9.34	2,157
Exercisable as of December 31, 2023	252,624	$—	$5.37	9.35	$1,358

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, unrecognized compensation expenses of $267 thousand relating to the 159,773 unvested RSUs will be recognized in next twelve months.

Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Cost of revenues	—	—	$9
Selling and marketing expenses	—	—	169
General and administrative expenses	—	—	1,501
Research and development expenses	—	—	211
Total share compensation expenses	—	—	$1,890
16. WARRANT
On July 1, 2022, the Group entered into an agreement with Aegis Capital Corp. (the “Underwriter”), pursuant to which, the Group agreed to issue warrants to the Underwriter upon the completion of its IPO as additional compensation for the Underwriter’s services, which entitles the Underwriter to purchase up to 1.0% of Class A ordinary shares sold in the IPO in the par value of $0.05 per share, at the exercise price of 150% of the public offering price of $12.25 per share.
The Group issued warrants to the Underwriter at the closing of the offering on August 22, 2022, and the Underwriter is entitled to subscribe for, purchase and receive, in whole or in part, up to 29,400 Class A ordinary shares in the par value of $0.05 per share, at the exercise price of $18.375 per share, at any time beginning February 17, 2023, and at or before February 17, 2025.
The warrants are classified as equity under ASC 718. The Group initially recognized the warrants in the amount of $748 thousand in addition paid in capital based on the fair value of the warrants, which was determined using the binomial option pricing model on the issuance date. In addition, given the warrants were directly attributable to the IPO consummated, the Group recorded the cost incurred against the gross proceeds of the offering.
The fair value of the warrant upon the issuance during the year ended December 31, 2022 was estimated with the following assumptions used respectively:

Year ended December 31,
2022
Risk-free rate of return	3.14%
Volatility	46.68%
Expected dividend yield	—%
Fair value of underlying ordinary share	$41.41
Expected terms	2.5 years
The expected volatility was estimated based on the historical volatility of comparable peer public companies with a time horizon close to the expected term of the warrant. The risk-free interest rate was estimated based on the yield to maturity of U.S. treasury bonds denominated in USD for a term consistent with the expected term of the warrant in effect at the valuation date. Expected dividend yield is zero as the Group does not anticipate any dividend payments in the foreseeable future. Expected term is the contract life of the warrant. There have been no new warrants issued or exercised since issuance during the year ended December 31, 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. INCOME TAX
a) Income tax
Cayman Islands
Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.
The United States of America
The U.S. subsidiaries are subject to U.S. federal income taxes and state and local income taxes. In connection with U.S. tax legislation enacted in December 2017, the federal income tax rate for corporations changed to 21% beginning from January 1, 2018, while state income tax rates generally remained the same as in previous years. The U.S. federal income tax rules also provide for enhanced accelerated depreciation deductions by allowing the election of full expensing of qualified property, primarily equipment, through 2022. In 2023, the enhanced accelerated depreciation deduction decreased to 80% and will continue to decrease by 20% per year thereafter until complete phase out.
Dividends received from U.S. corporation are U.S. source and would be subject to 30% withholding tax, unless reduced by a tax treaty or agreement.
Hong Kong S.A.R.
Under the current Hong Kong S.A.R. Inland Revenue Ordinance, the Company’s Hong Kong S.A.R. subsidiary is subject to Hong Kong S.A.R. profits tax at the rate of 16.5% on its taxable income generated from the operations in Hong Kong S.A.R. The first HK$2,000 thousand of assessable profits earned by a company will be taxed at 8.25% whilst the remaining profits will continue to be taxed at 16.5%. There is an anti-fragmentation measure where each group will have to nominate only one company in the group to benefit from the progressive rates.
The Inland Revenue (Amendment) (Taxation on Specified Foreign-sourced income) Bill 2022 (“the new FSIE regime”) has been enacted in Hong Kong on December 14, 2022 and will have effect from January 1, 2023 onwards. This is to address the European Union’s inclusion of Hong Kong in the “grey list” in concern of any risk of double non-taxation arising from the tax exemption of offshore passive income for companies in Hong Kong without substantial economic substance. From January 1, 2023, offshore passive income (including interest income, dividend income or gain on disposal of equity interest (where applicable)), that is received or deemed to be received in Hong Kong (i.e., identical to the “received” concept in Singapore), would need to meet additional requirements, including, amongst others, the economic substance requirements (i.e. similar to offshore jurisdictions like Cayman Islands, British Virgin Islands, etc.) in order to continue to be entitled to the offshore income tax exemption in Hong Kong.
The PRC
Under the Enterprise Income Tax Law (“EIT Law”) in the PRC, domestic companies are subject to EIT at a uniform rate of 25%. The Company’s PRC subsidiaries and VIEs are subject to the statutory income tax rate at 25%, unless a preferential EIT rate is otherwise stipulated.
On December 24, 2019, the Company’s wholly-owned subsidiary, Gigacloud Suzhou, obtained a certificate from related authorities of local government for “Advanced Technology Service Enterprise (“ATSE”) qualification. This certificate entitled Gigacloud Suzhou to enjoy a preferential income tax rate of 15% for a period of three years from 2019 to 2021 if all the criteria for ATSE status could be satisfied in the relevant years. Subsequently, Gigacloud Suzhou renewed and obtained the ATSE certificate in early 2023, which entitles Gigacloud Suzhou to the preferential tax rate of 15% from 2022 to 2024 if all the criteria for ATSE status could be satisfied in the relevant year.
Under the EIT Law and its implementation rules, an enterprise established outside China with a “place of effective management” within China is considered a China resident enterprise for Chinese enterprise income tax purposes. A China resident enterprise is generally subject to certain Chinese tax reporting obligations and a uniform 25% enterprise income tax rate on its worldwide income. The implementation rules to the EIT Law provide that non-resident legal entities are considered PRC residents if substantial and overall management and control over the manufacturing and business

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

operations, personnel, accounting, properties, etc., occurs within the PRC. Despite the present uncertainties resulting from the limited PRC tax guidance on the issue, the Company does not believe that the legal entities organized outside the PRC should be treated as residents for EIT Law purposes. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC are deemed resident enterprises, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.
Dividends paid to non-PRC-resident corporate investor from profits earned by the PRC subsidiaries after January 1, 2008 would be subject to a withholding tax. The EIT Law and its relevant regulations impose a withholding tax at 10%, unless reduced by a tax treaty or agreement, for dividends distributed by a PRC-resident enterprise to its non-PRC-resident corporate investor for earnings generated beginning on January 1, 2008. As at December 31, 2021, 2022 and 2023, earnings from all foreign subsidiaries and VIEs will be indefinitely reinvested. Hence, the Group has not provided for deferred tax liabilities on undistributed earnings for PRC subsidiaries.
Germany
Under the current laws of Germany, the Company’s German subsidiaries are subject to income tax at a standard rate of 15% (15.825% including solidarity surcharge), plus municipal trade tax of 14%-17%.
The components of income before income taxes are as follows:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Hong Kong S.A.R.	$35,825	$27,832	$77,199
The PRC, excluding Hong Kong S.A.R.	1,685	3,734	3,772
The U.S.	9,346	6,502	16,222
Germany	601	(870)	14,439
Others	(9,732)	(6,034)	3,363
Total	$37,725	$31,164	$114,995
For the years ended December 31, 2021, 2022 and 2023, the details of income tax expense are set forth below:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Current
— The U.S.	$2,172	$2,706	$3,644
— The PRC, excluding Hong Kong S.A.R.	5,750	3,886	12,386
— Germany	—	261	3,941
— Others	415	156	518
Total current tax expense	8,337	7,009	20,489
Deferred
— The U.S.	170	186	463
— The PRC, excluding Hong Kong S.A.R.	(39)	(3)	(65)
Total deferred tax expense	131	183	398
Income tax expense	$8,468	$7,192	$20,887

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Group prepared the income tax rate reconciliation using the income tax rate of PRC where the Group’s major operation domiciles.
The actual income tax expense reported in the consolidated statements of comprehensive income for each of the years ended December 31, 2021, 2022 and 2023 differs from the amount computed by applying the PRC income tax rate of 25% to profit before income taxes due to the following:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Computed expected income tax expenses at the PRC tax rate of 25%	$9,431	$7,791	$28,749
Tax rate differential for non-PRC entities	(134)	(1,387)	(5,289)
Preferential tax rate	(44)	(509)	(322)
Net operating loss carryforwards expired	933	12	11
Change in unrecognized tax benefits	232	254	451
Non-deductible expenses	2	2	5
Non-taxable offshore profit in Hong Kong S.A.R*	(6,148)	(4,593)	(12,779)
Special tax adjustment in the PRC**	5,589	3,263	11,618
Change in valuation allowance on deferred tax assets	(958)	1,582	(828)
Others	(435)	777	(729)
Total	$8,468	$7,192	$20,887
*On the basis that the operations of GigaCloud Technology (HongKong) Limited (“Giga HK”) that gave rise to the profits derived by Giga HK were entirely undertaken outside of Hong Kong S.A.R, the corresponding profits are treated as offshore sourced and not subject to Hong Kong S.A.R. profits tax.
**As the profits derived by Giga HK were attributed to the PRC, Gigacloud Suzhou recognized Giga HK offshore sourced profits as taxable income of Gigacloud Suzhou.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b) Deferred tax assets and deferred tax liabilities

	December 31,
	2022	2023
	(In thousands)
Net operating losses carryforwards	$2,786	$2,821
Inventories under the uniform capitalization (UNICAP) rules	744	1,031
Inventory write-down	672	553
Accrued expenses and other current liabilities	308	352
Operating lease liabilities, current and non-current	33,494	62,904
Others	157	141
Less: valuation allowance	(2,786)	(2,821)
Total deferred tax assets, net	35,375	64,981
Tax impact of full expensing of qualified property and equipment	(2,370)	(4,776)
Intangibles	—	(1,608)
Finance leases	(80)	(133)
Operating lease right-of-use assets	(33,322)	(60,819)
Total gross deferred income tax liabilities	(35,772)	(67,336)
Net deferred liabilities	$(397)	$(2,355)
The deferred taxes noted above are classified as follows in the Group’s consolidated balance sheets:

	December 31,
	2022	2023
	(In thousands)
Deferred tax assets	$75	$1,440
Deferred tax liabilities	(472)	(3,795)
Net deferred liabilities	$(397)	$(2,355)
Changes in valuation allowance are as follows:

	Year ended December 31,
	2022	2023
	(In thousands)
Balance at the beginning of the year	$1,204	$2,786
Additions	1,643	1,466
Decrease	(61)	(1,431)
Balance at the end of the year	$2,786	$2,821
Unremitted Earnings
As of December 31, 2021, 2022 and 2023, the Group has not respectively recorded approximately $4,224 thousand, $5,933 thousand and $12,545 thousand, of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which foreign income and withholding taxes would be due upon repatriation.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Losses and Valuation Allowances
Net operating losses carryforwards of the Company’s subsidiaries and VIEs in jurisdictions other than the PRC do not expire. The net operating losses carryforwards of the Company’s PRC subsidiaries and VIE amounted to $356 thousand,$595 thousand and $531 thousand as of December 31, 2021, 2022 and 2023. $25 thousand, $16 thousand, $116 thousand, $354 thousand and $20 thousand will expire if unused by December 31, 2024, 2025, 2026, 2027 and 2028, respectively. As of December 31, 2023, the net operating loss carryforwards of the Group’s subsidiary incorporated in the United Kingdom amounted to $8,336 thousand, do not expire. As of December 31, 2023, the net operating loss carryforwards of the Company’s subsidiaries incorporated in the US amounted to $2,976 thousand, $709 thousand of which will expire if unused on December 31, 2037; the remainder does not expire. As of December 31, 2023, the net operating loss carryforwards of the Group’s subsidiary incorporated in the Canada amounted to $526 thousand, all of which will expire if unused on December 31, 2033. As of December 31, 2023, the net operating loss carryforwards of the Group’s subsidiary incorporated in the Hong Kong amounted to $334 thousand and do not expire.
The recoverability of these future tax deductions is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Group does not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established, it is subsequently determined that it is more-likely-than-not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the consolidated statements of comprehensive income.
As of December 31, 2021, 2022 and 2023, the valuation allowances of $1,204 thousand, $2,786 thousand and $2,821 thousand were related to the deferred income tax assets of the certain subsidiaries and VIEs of the Company which were in loss position. These entities were in a cumulative loss position, which is a significant negative indicator to overcome that sufficient income will be generated over the periods in which the deferred income tax assets are deductible or utilized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will sustain, if examined by taxing authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.
As of December 31, 2021, 2022 and 2023, the amounts of unrecognized tax benefits were $1,033 thousand, $2,894 thousand and $3,302 thousand, respectively, which would affect the Group’s effective income tax rate.
A reconciliation of unrecognized tax benefits is as follows:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Unrecognized tax benefits, beginning of year	$801	$1,033	$2,894
Increases	232	254	451
Reclassified from prior-year income tax payable	—	1,607	(43)
Unrecognized tax benefits, end of year	$1,033	$2,894	$3,302
The Group classifies interest and penalties related to uncertain tax benefits as income tax expense.
Due to uncertainties under the tax law, positions taken on tax returns may be challenged and ultimately disallowed by taxing authorities. Accordingly, it may not be appropriate to reflect a position taken on the tax return when the outcome of that tax position is uncertain. For the years ended December 31, 2021, 2022 and 2023, the Group recorded

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the amounts of $232 thousand, $1,861 thousand and $408 thousand, respectively, which are related to uncertainty of the Company’s subsidiaries and consolidated VIEs in the PRC and the U.S. mainly with regards to the tax impact of transfer pricing adjustment. The unrecognized tax benefits balances, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Group is currently unable to provide an estimate of a range of total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.
According to the PRC Tax Administration and Collection Law, the statute of limitation is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitation is extended to five years under special circumstances where the underpayment of taxes is more than RMB100. In the case of transfer pricing issues, the statute of limitation is 10 years. There is no statute of limitation in the case of tax evasion. The income tax returns of the Company’s PRC subsidiary and the VIEs for the years from 2018 to 2023 are open to examination by the PRC tax authorities.
18. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the years presented:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Numerator:
Net income	$29,257	$23,972	$94,108
Net income attributable to preferred shareholders	(18,777)	(8,352)	—
Accretion of Series E Preferred Shares	(1,500)	(941)	—
Net income per ordinary share calculation	$8,980	$14,679	$94,108
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	10,248,079	24,412,314	40,788,448
- Diluted	10,248,079	24,412,314	40,922,590
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.88	$0.60	$2.31
- Diluted	$0.88	$0.60	$2.30
Prior to the completion of IPO
The ordinary shares issued and outstanding, including 4,765,903 ordinary shares that the Company issued to the Trust Holdcos for the purpose of issuing shares to grantees upon their exercise of share-based awards (disclosed in the Note 15), are included in determining weighted average number of ordinary shares and the calculation of basic net income per ordinary share, as they are entitled to dividend right as ordinary shareholders.
For the year ended December 31, 2021 and for the period from January 1, 2022 to August 17, 2022, all outstanding share-based awards are not included in the calculation of basic or diluted net income per ordinary share, as the issuance of such awards is contingent upon a qualified IPO within expiration period, which was not satisfied as of respective period ends. During the year ended December 31, 2021 and for the period from January 1, 2022 to August 17, 2022, the Preferred Shares were excluded from the calculation of diluted earnings per ordinary share as their inclusion would have been anti-dilutive.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

After IPO
When the IPO was consummated on August 17, 2022, the issued and outstanding 21,427,975 Series A, B, C, D and E Preferred Shares were converted into the Company’s ordinary shares at a par value of $0.05 per share on a one-for-one-basis (disclosed in the Note 14). Since then, the shares were included in the calculation of basic net income per ordinary share on a weighted average basis. In addition, the restricted shares granted to the non-employee service provider, which vested on November 18, 2022 immediately after the grants (disclosed in the Note 15) were included in the calculation of basic earnings per share on a weighted average basis.
For the period after the IPO to December 31, 2023, the 29,400 Class A ordinary shares to be issued to the Underwriter upon the exercise of the warrant (disclosed in the Note 16) are not included in the calculation of dilutive net income per ordinary share under the treasury stock method, as their exercise prices are higher than the fair market value of the Company’s ordinary shares as at December 31, 2023, representing out-of-the-money impact from the holder’s perspective.
The potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Year ended December 31,
	2021	2022	2023
RSU	—	—	103,879
RS	—	—	30,263

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Year ended December 31,
Major products/services lines	2021	2022	2023
	(In thousands)
Service revenues
Platform commission	$4,814	$6,872	$11,187
Ocean transportation service	36,257	37,957	19,703
Warehousing service	10,498	16,242	24,423
Last-mile delivery service	33,693	62,745	105,978
Packaging service	5,498	7,735	17,296
Others	7,572	9,077	20,597
Total service revenues	98,332	140,628	199,184

Product revenues
Product sales to B	50,699	49,128	86,578
Product sales to C	76,900	68,633	118,044
Off-platform ecommerce	127,599	117,761	204,622
GigaCloud 1P	188,266	231,682	299,930
Others	—	—	95
Total product revenues	315,865	349,443	504,647
Revenues	$414,197	$490,071	$703,831

	Year ended December 31,
Timing of revenue recognition	2021	2022	2023
	(In thousands)
Revenue from goods or services transferred to customers over time	$89,986	$121,951	$161,503
Revenue from goods or services transferred to customers at a point in time	324,211	368,120	542,328
Revenues	$414,197	$490,071	$703,831

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
As of December 31, 2022 and 2023, the amounts of contract liabilities are $2,001 thousand and $5,537 thousand, respectively. Changes in the contract liabilities balances for the years ended December 31, 2021, 2022 and 2023 are as follows:

	Year ended December 31,
	2021	2022	2023
	(In thousands)
Balance as of beginning of the year	$3,424	$3,690	$2,001
Revenue recognized from opening balance of contract liabilities	(3,424)	(3,690)	(2,001)
Increase due to cash received	199,271	302,474	422,547
Increase due to the acquisition	—	—	2,051
Revenue recognized from cash received during the year	(195,580)	(300,439)	(419,073)
Foreign exchange effect	(1)	(34)	12
Balance as of end of the year	$3,690	$2,001	$5,537
Contract liabilities relate to considerations received in advance for merchandise sales and services provided on GigaCloud Marketplace for which control of the services occur at a later point in time. The contract liabilities will be recognized as revenue when the Group fulfills its performance obligations to transfer the promised products or services to customers, which is expected to occur within one year.
The Group has elected the practical expedient in ASC 606-10-50-14(a) not to disclose the information about remaining performance obligations which are part of contracts that have an original expected duration of one year or less.
20. COMMITMENTS AND CONTINGENCIES
The Group leases offices and warehouse under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than twelve months are disclosed as maturity of lease liabilities in Note 12. The Group has no other material commitments or long-term obligations as of December 31, 2023.
21. RESTRICTED NET ASSETS
The Group’s ability to pay dividends is primarily dependent on the Group receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s subsidiaries and consolidated VIEs incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s subsidiaries.
In accordance with the PRC Regulations on Enterprises with Foreign Investment, a foreign invested enterprise established in the PRC is required to provide certain statutory reserve funds, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profits as reported in the enterprise’s PRC statutory financial statements. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to the general reserve fund until such reserve fund has reached 50% of its registered capital based on the enterprise’s PRC statutory financial statements. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserved funds can only be used for specific purposes and are not distributable as cash dividends.
Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory surplus fund at least 10% of its annual after-tax profits until such statutory surplus fund has reached 50% of its registered capital based on the enterprise’s PRC statutory financial statements. A domestic enterprise is also required to provide discretionary surplus fund, at the discretion of the board of directors, from the net profits reported in the enterprise’s PRC statutory financial statements. The aforementioned reserve funds can only be used for specific purposes and are not distributable as cash dividends.
As a result of these PRC laws and regulations that require annual appropriations of 10% of net after-tax profits to be set aside prior to payment of dividends as general reserve fund or statutory surplus fund, the Company’s PRC subsidiaries and consolidated VIE are restricted in their ability to transfer a portion of their net assets to the Company.
Amounts restricted include paid-in capital and statutory reserve funds, as determined pursuant to the PRC GAAP. Further, as required by the Rule 5-04(c), any restrictions placed on the net assets of the consolidated entities with positive equity exceeding the 25% threshold would be required to provide parent company financial information. As the total net assets of the Company’s PRC subsidiaries and consolidated VIE did not exceed 25% of the consolidated net assets, the condensed parent company financial statements as of and for the three-year period ended December 31, 2023 are not prepared.
22. SUBSEQUENT EVENTS
In January 2024, the Company terminated the Account Control Agreements with four of its consolidated VIEs, B.T.M TRAVEL AND TRADING LTD, COMHARBOR LIMITED, BRIHOME LIMITED which are located in United Kingdom (the "U.K."), and Decobus Handel GmbH which is located in Germany. Concurrently with the termination, the Company acquired 100% equity interest of the four entities from its nominal shareholder with nominal consideration through capital contribution of insignificant amount.
In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. The shares were issued on February 16, 2024, February 23, 2024 and February 28, 2024. All warrants of the underwriter have been exercised as of February 2024.
On March 9, 2024, one of the Group’s warehouses in Japan, suffered damages due to a warehouse fire. While the Group is still evaluating the facts and assessing the total damages caused by the warehouse fire, the Company estimated an approximately $1.8 million damages with respect to the cost of its inventory held at the warehouse. The Group has insurance coverage associated with the damages to the inventory and warehouse equipment. Furthermore, the Group has a total of four warehouses in Japan and the Group is utilizing the other three warehouses to minimize any disruptions to the Group’s operations in Japan.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.       Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report, as required by Rule 13a-15(b) under the Exchange Act.
Based upon that evaluation, our management has concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because we identified two material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Rules 13a-15(f) under the Exchange Act, for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with applicable guidance from the SEC for acquisitions, the scope of management’s evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2023 excluded Noble House and Wondersign, which we acquired in October and November 2023, respectively. Noble House’s total assets, excluding goodwill and net intangible assets which were included within the scope of assessment, and total revenues represented approximately 31.3% and 4.5% of the total consolidated assets and total consolidated revenues of our Company, respectively, as of and for the year ended December 31, 2023. Wondersign’s total assets, excluding goodwill and net intangible assets which were included within the scope of assessment, and total revenues represented approximately 0.1% and 0.1% of the total consolidated assets and total consolidated revenues of our Company, respectively, as of and for the year ended December 31, 2023.

As a result of management’s evaluation of our internal control over financial reporting, management identified two material weaknesses in our internal control. Specifically, management concluded that the material weaknesses are related to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures. As a result of the material weaknesses, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2023.
We are in the process of implementing a number of measures to address the material weaknesses identified, including: (1) hiring additional accounting and financial reporting personnel with U.S. GAAP and SEC reporting experience, (2) expanding the capabilities of existing accounting and financial reporting personnel through continuous training and education in the accounting and reporting requirements under U.S. GAAP and SEC rules and regulations, (3) establishing clear roles and responsibilities to develop and implement formal comprehensive financial period-end closing policies and procedures to ensure all transactions are properly recorded and disclosed, (4) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures and (5) designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligation.
(b) Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the SEC for emerging growth company.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.       Other Information

10b-5(1) Trading Plan

On December 29, 2023, Mr. Larry Lei Wu, our Chief Executive Officer, has adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, for sale of up to 1,250,000 shares of our Class A ordinary shares, upon the conversion from 1,250,000 shares of our Class B ordinary shares hold indirectly through TALENT BOOM GROUP LIMITED and Ji Xiang Hu Tong Holdings Limited, the entities controlled by Mr. Wu. Mr. Wu's trading arrangement is scheduled to expire no later than September 30, 2024. Except for the foregoing, during the three months ended December 31, 2023, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.

Item 14.        Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
PART IV
Item 15. Exhibit and Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:
(1) Financial Statements:

The financial statements are filed as part of this annual report on Form 10-K under Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

(3) Exhibits.

Exhibit Number	Description of Document

3.1
Form of Seventh Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 from Amendment No. 1 to the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 22, 2022)

4.1
Registrant’s Specimen Certificate for Class A Ordinary Shares (incorporated by reference to Exhibit 4.1 from Amendment No. 1 to the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 22, 2022)

4.2*	Description of Securities registered under Section 12 of the Exchange Act

10.1#	2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.2#	2017 Share Incentive Plan (incorporated by reference to Exhibit 10.2 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.3*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers

10.4#
Form of Employment Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.4 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.5	Form of Account Control Agreement (incorporated by reference to Exhibit 10.5 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.6
Fifth Amended and Restated Shareholders Agreement among the Registrant and other parties thereto dated February 28, 2021 (incorporated by reference to Exhibit 4.2 from our registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.7
Fourth Amended and Restated Registration Rights Agreement among the Registrant and other parties thereto dated February 28, 2021 (incorporated by reference to Exhibit 4.3 from our registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.8
Founder Undertaking Agreement entered into among the founder of the Registrant, the Registrant and other parties thereto dated July 6, 2022 (incorporated by reference to Exhibit 4.4 from our registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.9
Form of Ordinary Share Purchase Warrant of the Registrant (incorporated by reference to Exhibit 4.5 from Amendment No. 1 to our registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 22, 2022)

10.10*	Asset Purchase Agreement by and among Noble House Home Furnishings LLC and Certain Affiliates and the Registrant dated September 11, 2023

19*	Insider trading policy of the Registrant

21.1*	Principal Subsidiaries of the Registrant

23.1*	Consent of KPMG Huazhen LLP, an independent registered public accounting firm
23.2*	Consent of Maples and Calder (Hong Kong) LLP

23.3*	Consent of Han Kun Law Offices

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

_____________________
* Filed herewith.
** Furnished herewith. This certification is deemed not “filed” by us for purposes of Section 18 of the Exchange Act , or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.
# Indicates a management contract or compensatory plan, contract, or arrangement.
Item 16. Form 10-K Summary

None.
[Signature Page to 10-K]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigaCloud Technology Inc

By:	/s/ Larry Lei Wu
Name:	Larry Lei Wu
Title:	Chief Executive Officer
Date: March 27, 2024
[Signature Page to 10-K]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman of the Board of Directors,
/s/ Larry Lei Wu	Director and Chief Executive Officer	March 27, 2024
Larry Lei Wu	(Principal Executive Officer)

/s/ Kwok Hei David Lau	Chief Financial Officer	March 27, 2024
Kwok Hei David Lau	(Principal Financial Officer)

/s/ Frank Lin	Director	March 27, 2024
Frank Lin

/s/ Zhiwu Chen	Director	March 27, 2024
Zhiwu Chen

/s/ Jan William Visser	Director	March 27, 2024
Jan William Visser

/s/ Lorri Kelley	Director	March 27, 2024
Lorri Kelley