Form 10-Q
period 2024-03-31
GigaCloud Technology Inc
filed 2024-05-09
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-41454
_____________________
GIGACLOUD TECHNOLOGY INC
(Exact Name of Registrant as Specified in its Charter)
_____________________

Cayman Islands	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4388 Shirley Avenue, El Monte, CA, 91731, United States
(Address of principal executive offices, including zip code)

1-626-912-8886
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.05 per share	GCT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐     No   ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of outstanding shares of the issuer’s ordinary shares as of April 23, 2024 was 40,990,115, consisting of 32,913,383 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 427,059 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 215,201 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended March 31, 2024
i

INTRODUCTION
Conventions that Apply to this Quarterly Report
Throughout this quarterly report, we use a number of terms which are defined as follows:
•“3P seller GigaCloud Marketplace GMV”: the total gross merchandise value of transactions sold through our GigaCloud Marketplace by 3P sellers, before any deductions of value added tax, goods and services tax, shipping charges paid by buyers to sellers and any refunds.
•“Active 3P sellers”: sellers who have sold a product in GigaCloud Marketplace within the last 12-month period, irrespective of cancellations or returns;
•“Active buyers”: buyers who have purchased a product in the GigaCloud Marketplace within the last 12-month period, irrespective of cancellations or returns;
•“Cayman Islands holding company”: GigaCloud Technology Inc, our Cayman Islands holding company and its predecessor entity;
•“China” and the “PRC”: the People’s Republic of China; “mainland China”: the People’s Republic of China excluding, for the purposes of this quarterly report only, Taiwan, the Hong Kong Special Administrative Region and the Macao Special Administrative Region; in this quarterly report, any PRC laws, rules, regulations, statutes, notices, circulars and judicial interpretation or the like refer to those currently in force, published for comments (if specifically stated) or being promulgated but have not come into effect (if specifically stated) and publicly available in mainland China as of the date of this quarterly report.
•“Class A ordinary shares” or “our Class A ordinary shares”: the Class A ordinary shares, par value $0.05 per share, of GigaCloud Technology Inc;
•“Class B ordinary shares” or “our Class B ordinary shares”: the Class B ordinary shares, par value $0.05 per share, of GigaCloud Technology Inc;
•“Fulfillment centers”: our warehouses that are strategically located, designed and equipped to manage inventory and to fulfill customer orders and other needs;
•“GigaCloud Marketplace GMV”: the total gross merchandise value of transactions ordered through our GigaCloud Marketplace including GigaCloud 3P and GigaCloud 1P, before any deductions of value added tax, goods and services tax, shipping charges paid by buyers to sellers and any refunds;
•“GMV”: the total gross merchandise value of transactions;
•“HK$” the legal currency of Hong Kong;
•“Hong Kong”: Hong Kong Special Administrative Region of the People’s Republic of China;
•“Hong Kong Subsidiary”: GigaCloud Technology (HongKong) Limited, a wholly-owned subsidiary of GigaCloud Technology Inc in Hong Kong principally for operating the B2B GigaCloud Marketplace;
•“off-platform ecommerce”: the sale of our own inventory to and through third-party ecommerce platforms;
•“PRC Subsidiaries”: the operating subsidiaries of GigaCloud Technology Inc in mainland China principally for procurement and providing inter-group services to the group companies;
•“RMB” and “Renminbi”: the legal currency of China;
•“shares,” “our shares” “ordinary shares” or “our ordinary shares”: our Class A ordinary shares and Class B ordinary shares, par value $0.05 per share;
•“SKU”: the stock keeping unit for our inventory;
•“Spend per active buyer”: the spend per active buyer that is calculated by dividing the total GigaCloud Marketplace GMV within the last 12-month period by the number of active buyers as of such date;
•“US$,” “$” and “U.S. dollars”: the legal currency of the United States, or the U.S.;
•“VIEs”: our former variable interest entities that entered into account control agreements with GigaCloud Technology Inc; and

•“we,” “us,” “our company,” “the Company,” “our,” “our group” or “GigaCloud Group” refer to GigaCloud Technology Inc, our Cayman Islands holding company, its predecessor entity, together as a group with its subsidiaries.
We have made rounding adjustments to reach some of the figures included in this quarterly report. Consequently, numerical figures shown as totals in some tables may not be arithmetic aggregations of the figures that precede them.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements about our current expectations and views of future events. These forward-looking statements relate to events that involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by these statements.
You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “could,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “propose,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The forward-looking statements included in this quarterly report relate to, among other things:
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
These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations and our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our

Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 27, 2024, or the 2023 Form 10-K, and other sections in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this quarterly report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This quarterly report may contain information derived from various government and private publications. These publications include forward-looking statements, which are subject to risks, uncertainties and assumptions. Although we believe the data and information to be reliable, we have not independently verified the accuracy or completeness of the data and information contained in these publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of the market to grow at the projected rate may have a material and adverse effect on our business and the market price of our Class A ordinary shares. In addition, projections or estimates about our business and financial prospects involve significant risks and uncertainties. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us” in the 2023 Form 10-K. Therefore, you should not place undue reliance on these statements.
You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this quarterly report are made based on events and information as of the date of this quarterly report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this quarterly report and the documents that we refer to in this quarterly report and have filed as exhibits to this quarterly report, completely and with the understanding that our actual future results or performance may materially differ from what we expect.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	March 31, 2024
ASSETS
Current assets
Cash	$183,283	$185,214
Restricted cash	885	894
Investments	—	10,075
Accounts receivable, net	58,876	59,400
Inventories	132,247	186,131
Prepayments and other current assets	17,516	18,940
Total current assets	392,807	460,654
Non-current assets
Operating lease right-of-use assets	398,922	459,033
Property and equipment, net	24,614	22,763
Intangible assets, net	8,367	7,820
Goodwill	12,586	12,586
Deferred tax assets	1,440	3,360
Other non-current assets	8,173	11,392
Total non-current assets	454,102	516,954
Total assets	$846,909	$977,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	March 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (including accounts payable of VIEs without recourse to the Company of $11,563 and nil as of December 31, 2023 and March 31, 2024, respectively)	$69,757	$86,766
Contract liabilities (including contract liabilities of VIEs without recourse to the Company of $736 and nil as of December 31, 2023 and March 31, 2024, respectively)	5,537	7,554
Current operating lease liabilities (including current operating lease liabilities of VIEs without recourse to the Company of $1,305 and nil as of December 31, 2023 and March 31, 2024, respectively)	57,949	69,400
Income tax payable (including income tax payable of VIEs without recourse to the Company of $3,644 and nil as of December 31, 2023 and March 31, 2024, respectively)	15,212	21,387
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of VIEs without recourse to the Company of $2,774 and nil as of December 31, 2023 and March 31, 2024, respectively)	57,319	66,572
Total current liabilities	205,774	251,679
Non-current liabilities
Operating lease liabilities, non-current (including operating lease liabilities, non-current of VIEs without recourse to the Company of $553 and nil as of December 31, 2023 and March 31, 2024, respectively)	343,511	400,988
Deferred tax liabilities	3,795	3,683
Finance lease obligations, non-current	111	122
Non-current income tax payable	3,302	3,357
Total non-current liabilities	350,719	408,150
Total liabilities	$556,493	$659,829
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	March 31, 2024
Shareholders’ equity
Treasury shares, at cost (294,029 and 292,637 shares held as of December 31, 2023 and March 31, 2024, respectively)	$(1,594)	$(1,594)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 31,738,632 and 33,003,452 shares issued as of December 31, 2023 and March 31, 2024, respectively, 31,455,148 and 32,720,692 shares outstanding as of December 31, 2023 and March 31, 2024, respectively)	1,584	1,648
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized as of December 31, 2023 and March 31, 2024, respectively, 9,326,732 and 8,076,732 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively)	466	403
Additional paid-in capital	111,736	112,015
Accumulated other comprehensive income	526	414
Retained earnings	177,698	204,893
Total shareholders’ equity	290,416	317,779
Total liabilities and shareholders’ equity	$846,909	$977,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Revenues
Service revenues	$35,096	$67,415
Product revenues	92,701	183,662
Total revenues	127,797	251,077
Cost of revenues
Services	28,767	54,431
Product sales	69,456	130,098
Total cost of revenues	98,223	184,529
Gross profit	29,574	66,548
Operating expenses
Selling and marketing expenses	6,896	14,580
General and administrative expenses	4,150	15,389
Research and development expenses	672	1,756
Losses on disposal of property and equipment	—	6
Total operating expenses	11,718	31,731
Operating income	17,856	34,817
Interest expense	(113)	(81)
Interest income	590	1,609
Foreign currency exchange gains (losses), net	1,385	(2,709)
Government grants	—	6
Others, net	(21)	(322)
Income before income taxes	19,697	33,320
Income tax expense	(3,756)	(6,125)
Net income	$15,941	$27,195
Net income attributable to ordinary shareholders	15,941	27,195
Foreign currency translation adjustment, net of nil income taxes	(194)	(112)
Total other comprehensive income (loss)	(194)	(112)
Comprehensive Income	$15,747	$27,083
Net income per ordinary share
—Basic	$0.39	$0.67
—Diluted	$0.39	$0.66
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	40,716,501	40,788,658
—Diluted	40,716,501	40,950,170
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of preferred shares
Balance as of January 1, 2023	31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income	—	—	—	—	—	—	—	—	—	15,941	15,941
Share-based compensation	58,612	3	—	—	(4,565,467)	229	(231)	251	—	—	252
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	—	(194)	—	(194)
Balance as of March 31, 2023	31,416,426	$1,571	9,326,732	$466	58,572	$(2)	$(312)	$109,300	$610	$99,531	$211,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2024	31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$111,736	$526	$177,698	$290,416
Net income	—	—	—	—	—	—	—	—	27,195	27,195
Share-based compensation	2,172	—	—	—	(1,392)	—	280	—	—	280
Exercise of warrants	13,372	1	—	—	—	—	(1)	—	—	—
Re-designated ordinary shares from Class B to Class A	1,250,000	63	(1,250,000)	(63)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(112)	—	(112)
Balance as of March 31, 2024	32,720,692	$1,648	8,076,732	$403	292,637	$(1,594)	$112,015	$414	$204,893	$317,779
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income	$15,941	$27,195
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	55	63
Inventory write-down	242	304
Deferred tax	(145)	(2,034)
Share-based compensation	247	275
Depreciation and amortization	380	2,081
Loss from disposal of property and equipment	—	6
Operating lease	450	8,806
Interest income	—	(75)
Unrealized foreign currency exchange gains	(419)	(686)
Others	—	1,859
Changes in operating assets and liabilities:
Accounts receivable	(2,705)	(632)
Inventories	(2,344)	(56,047)
Prepayments and other assets	(2,266)	(2,289)
Accounts payable	1,738	16,881
Contract liabilities	125	2,045
Income tax payable	3,697	6,552
Accrued expenses and other current liabilities	5,350	11,005
Net cash provided by operating activities	20,346	15,309
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(137)	(3,993)
Cash received from disposal of property and equipment	—	1,525
Purchases of investments	—	(10,000)
Net cash used in investing activities	$(137)	$(12,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from financing activities:
Repayment of finance lease obligations	$(840)	$(595)
Repayment of bank loans	(76)	—
Net cash used in financing activities	(916)	(595)
Effect of foreign currency exchange rate changes on cash and restricted cash	(159)	(306)
Net increase in cash and restricted cash	19,134	1,940
Cash and restricted cash at the beginning of the period	145,076	184,168
Cash and restricted cash at the end of the period	$164,210	$186,108
Supplemental disclosure of cash flow information
Cash paid for interest expense	$113	$81
Cash paid for income taxes	$204	$1,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
GigaCloud Technology Inc (the “Company”), a limited liability company based in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, “we” or “our”) are principally engaged in large parcel merchandise sales and the provision of ecommerce solutions for small cross-border business owners utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment centers primarily located in the United States, Japan and Europe.
Organization
The consolidated financial statements as of December 31, 2023 in the 2023 Form 10-K included the financial statements of the Company, its subsidiaries and consolidated VIEs.
In January 2024, the Company terminated the Account Control Agreements with four of its consolidated VIEs, B.T.M TRAVEL AND TRADING LTD, COMHARBOR LIMITED, BRIHOME LIMITED which are located in United Kingdom (the “U.K.”), and Decobus Handel GmbH which is located in Germany. Concurrently with the termination, the Company acquired 100% equity interest of the four entities from its nominal shareholder with nominal consideration through capital contribution. As of March 31, 2024, the Group had no consolidated VIEs. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 included the financial statements of the Company and its subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2023 Form 10-K.
Restricted Cash
Cash that is restricted for withdrawal or use is reported separately on the unaudited condensed consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee. As of December 31, 2023 and March 31, 2024, the restricted cash, held by the Group at the United States financial institutions and denominated in U.S. Dollars, amounted to $885 thousand and $894 thousand, respectively.
A reconciliation of cash and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	December 31, 2023	March 31, 2024
	(In thousands)
Cash	$183,283	$185,214
Restricted cash	885	894
Total cash and restricted cash in the unaudited condensed consolidated statements of cash flows	$184,168	$186,108

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three months ended March 31, 2023 and 2024.
One customer individually represented greater than 10.0% of total accounts receivable balance of the Group as of December 31, 2023 and two customers individually represented greater than 10.0% of total accounts receivable balance as of March 31, 2024.

	December 31, 2023	March 31, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	30.2%	20.5%
Customer B	*	13.0%
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three months ended March 31, 2024, one service provider individually represented 17.7% of total purchase, and no other vendor accounted for 10% or more of total purchases.
Concentration of credit risk
Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, restricted cash, investments, accounts receivable, and amounts due from third-party payment platforms.
The Group’s investment policy requires cash, restricted cash and investments to be placed with high quality financial institutions and to limit the amount of credit risk from any one institution. The Group regularly evaluates the credit standing of the counterparties or financial institutions.
Accounts receivable (Note 2), derived from product sales and provision of services on the Group’s GigaCloud Marketplace, as well as amounts due from third-party payment platforms derived from payment from individual customers collected by third-party payment platforms on behalf of the Group, are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past history of making payments when due and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate. Based on this analysis, the Group determines what credit terms, if any, to offer to each counter party individually. If the assessment indicates a likelihood of collection risk, the Group will not deliver the services or sell the products to or through the counter parties or require the counter parties to pay cash in time to secure payment.
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
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and March 31, 2024 was as follows:

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023	March 31, 2024
	(In thousands)
The United States	$400,554	$457,527
Others	22,982	24,269
Total long-lived assets	$423,536	$481,796
Revenues reported are attributed to geographic areas based on locations of the Company’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three months ended March 31, 2023 and 2024 were as follows:

	Three Months Ended March 31,
	2023	2024
Revenues by geographic regions:	(In thousands)
Service revenues	$35,096	$67,415
Platform commission	2,302	3,598
Hong Kong	2,302	3,598
Ocean transportation service	2,771	9,801
United States	2,763	9,741
Others(1)	8	60
Warehousing service	5,657	9,327
United States	5,420	9,090
Others(1)	237	237
Last-mile delivery service	18,608	30,755
United States	18,009	28,488
Others(1)	599	2,267
Packaging service	2,868	6,279
United States	2,692	5,753
Others(1)	176	526
Others	2,890	7,655
United States	2,801	7,568
Others(1)	89	87
Product revenues	92,701	183,662
United States	70,505	140,321
Japan	10,191	9,941
Germany	9,340	29,273
Others(1)	2,665	4,127
Total revenues	$127,797	$251,077
_____________________
(1)     No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three months ended March 31, 2023 and 2024.
Fair Value of Financial Instruments
The fair values of cash, restricted cash, investments, receivables, payables approximated their carrying values because of the short-term nature of these instruments. As of March 31, 2024, our investments consisted of time deposit instruments that would be classified as Level 2 in the fair value hierarchy if they were measured at fair value in the financial statements.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31, 2023	March 31, 2024
	(In thousands)
Accounts receivable	$59,376	$59,963
Less: allowance for doubtful accounts	(500)	(563)
Accounts receivable, net	$58,876	$59,400

The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Balance as of the beginning of the period	$(237)	$(500)
Additions charged to bad debt expense	(55)	(63)
Balance as of the end of the period	$(292)	$(563)
3. INVENTORIES
Inventories consisted of the following:

	December 31, 2023	March 31, 2024
	(In thousands)
Products available for sale	$92,059	$120,091
Goods in transit	40,188	66,040
Inventories	$132,247	$186,131

4. LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancelable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain fulfillment center storage shelves are leased under finance leases, which have a fixed lease term of three years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31, 2023	March 31, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$398,922	$459,033
Finance lease right-of-use assets	Property and equipment, net	8,616	5,963
Total right-of-use assets		$407,538	$464,996

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2023	March 31, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(57,949)	$(69,400)
Finance lease liabilities	Accrued expenses and other current liabilities	(1,666)	(1,097)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(343,511)	(400,988)
Finance lease liabilities	Finance lease obligations, non-current	(111)	(122)
Total lease liabilities		$(403,237)	$(471,607)
The components of lease cost were as follows:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Operating lease cost	$8,249	$21,948
Finance lease cost
Amortization of right-of-use assets	167	131
Interest on lease liabilities	95	61
Short-term lease costs	64	118
Total	$8,575	$22,258
Lease terms and discount rates are as follows:

	December 31, 2023	March 31, 2024
Weighted average remaining lease term (years):
Operating leases	6.45	6.12
Finance leases	0.84	0.80

Weighted average discount rate:
Operating leases	3.23%	3.48%
Finance leases	18.18%	17.52%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of March 31, 2024, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Nine months ended December 31, 2024	$60,571	$1,133
2025	93,661	76
2026	91,490	54
2027	86,637	9
2028	76,938	9
Thereafter	120,393	—
Total lease payments	529,690	1,281
Less: imputed interest	(59,302)	(62)
Present value of lease liabilities	$470,388	$1,219
5. ORDINARY SHARES
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
In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. The shares were issued on February 16, 2024, February 23, 2024 and February 28, 2024. All warrants of the Underwriter have been exercised as of March 31, 2024.
In March 2024, 1,250,000 Class B ordinary shares were converted into equivalent number of Class A ordinary shares.
6. SHARE-BASED COMPENSATION
Restricted shares (the “RS”)
A summary of the Company’s restricted shares for the three months ended March 31, 2024 was presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	10,545	$0.0015
Vested	(668)	0.0015
Outstanding as of March 31, 2024	9,877	0.0015
Expect to be vested at March 31, 2024	9,877	$0.0015
As of March 31, 2024, unrecognized compensation expenses with trivial amount relating to the remaining 9,877 unvested restricted shares would cliff and cumulatively vested upon the satisfaction of the service condition.
Restricted share units (the “RSU”)

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no RSU activities for the three months ended March 31, 2024. As of March 31, 2024, unrecognized compensation expenses of $67 thousand relating to the 159,773 unvested RSUs would be recognized in next twelve months.
7. INCOME TAX
The Company’s provision for income taxes for the three months ended March 31, 2023 and 2024 was $3,756 thousand, and $6,125 thousand respectively, representing effective income tax rates of 19.1% and 18.4%, respectively. The difference between the PRC income tax rate of 25.0% and GigaCloud Technology’s overall income tax rate was primarily due to an income tax benefit on a favorable foreign rate differential and GigaCloud Suzhou’s certificate for Advanced Technology Service Enterprise (“ATSE”) qualification, which entitles the company to the preferential tax rate of 15%.
8. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Numerator:
Net income	$15,941	$27,195
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	40,716,501	40,788,658
- Diluted	40,716,501	40,950,170
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.39	$0.67
- Diluted	$0.39	$0.66
For the three months ended March 31, 2023, 58,572 unvested restricted shares with the exercise price of US$7.48 per share are not included in the calculation of dilutive net income per ordinary share under the treasury stock method, as their exercise prices are higher than the fair market value of the Company’s ordinary shares as of March 31, 2023, representing out-of-the-money impact from the holder’s perspective.
For the three months ended March 31, 2024, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended March 31,
	2023	2024
RSU	—	153,902
RS	—	7,610

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended March 31,
Major products/services lines	2023	2024
	(In thousands)
Service revenues
Platform commission	$2,302	$3,598
Ocean transportation service	2,771	9,801
Warehousing service	5,657	9,327
Last-mile delivery service	18,608	30,755
Packaging service	2,868	6,279
Others	2,890	7,655
Total service revenues	35,096	67,415

Product revenues
Product sales to B	12,801	51,434
Product sales to C	18,463	41,912
Off-platform ecommerce	31,264	93,346
GigaCloud 1P	61,437	90,159
Others	—	157
Total product revenues	92,701	183,662
Revenues	$127,797	$251,077

	Three Months Ended March 31,
Timing of revenue recognition	2023	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$28,397	$54,615
Revenue from goods or services transferred to customers at a point in time	99,400	196,462
Revenues	$127,797	$251,077

Contract Liabilities
Changes in the contract liabilities balances for the three months ended March 31, 2023 and 2024 were as follows:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Balance as of beginning of the period	$2,001	$5,537
Revenue recognized from opening balance of contract liabilities	(2,001)	(5,537)
Increase due to cash received	84,158	129,585
Revenue recognized from cash received during the period	(82,035)	(122,003)
Foreign exchange effect	3	(28)
Balance as of end of the period	$2,126	$7,554

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Group has elected the practical expedient under ASC 606-10-50-14(a) and does not disclose information regarding remaining performance obligations which are part of contracts that have an original expected duration of one year or less.
10. COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than three months are disclosed as maturity of lease liabilities in Note 4.

On March 9, 2024, one of our fulfillment centers in Japan experienced a fire. The fire destroyed our inventories located within the fulfillment center. The Group recognized losses of $1.8 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. The Group has determined that partial recovery of the incurred losses is probable and therefore recorded an insurance receivable and insurance recovery of $1.5 million for the three-month period ended March 31, 2024.

The Group is obligated to dispose of debris resulting from inventory damaged during the fire at the fulfillment center; we anticipate incurring costs associated with the disposal process. As of the date the unaudited condensed financial statements were issued, the Group is unable to reasonably estimate the extent of these costs. Consequently, we have not accrued a specific amount related to the disposal expenses associated with damaged inventory. We will continue to assess the situation and evaluate any developments that may impact the estimation of these costs in subsequent reporting periods.

The Group may incur certain costs in connection with the reconstruction efforts of the leased fulfillment center following the fire. Notably, our insurance coverage extends to damages incurred by third parties. As of the date the unaudited condensed financial statements were issued, the Group is unable to reasonably estimate the extent of these costs. Consequently, no specific provision has been accrued in our financial statements related to the reconstruction efforts of the leased fulfillment center. We remain committed to monitoring the situation closely and will adjust our estimates accordingly as more information becomes available in subsequent reporting periods. As of March 31, 2024, the Group did not expect liabilities arising from reconstruction efforts, net of insurance recoveries, to materially adversely affect the Group’s unaudited condensed consolidated results of operations or its financial condition.

The Group had no other material commitments or long-term obligations as of March 31, 2024.
11. SUBSEQUENT EVENTS
The Group evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Group did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the 2023 Form 10-K and the unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q.
In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements or those implied in historical results and trends. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included in the 2023 Form 10-K and this quarterly report on Form 10-Q.
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
Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisitions of Noble House and Wondersign was reflected in our unaudited condensed consolidated financial results. The operating impact from these acquisitions has not been reflected in the operating metrics in our GigaCloud Marketplace in this quarterly report.

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended March 31,
	2023	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$127,797	$251,077
Gross profit	29,574	66,548
Operating income	17,856	34,817
Net income	15,941	27,195
Net income per ordinary share
—Basic	$0.39	$0.67
—Diluted	$0.39	$0.66

	Three Months Ended March 31,
	2023	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$19,847	$34,497
Adjusted EPS – diluted	0.49	0.84
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended March 31,
Key Operating Metrics:	2023	2024
GigaCloud Marketplace GMV (in $ thousands)	$553,501	$907,660
Active 3P sellers	602	865
3P seller GigaCloud Marketplace GMV(in $ thousands)	$285,186	$489,897
Active buyers	4,255	5,493
Spend per active buyer (in $)	$130,083	$165,239
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased from $553.5 million in the 12 months ended March 31, 2023 to $907.7 million in the 12 months ended March 31, 2024, representing a growth of 64.0% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace and an increase in spend per active buyer as our marketplace continued to gain scale and market position.
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased from 602 in the 12 months ended March 31, 2023 to 865 in the 12 months ended March 31, 2024, representing an increase of 43.7% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs increased from 22,101 as of December 31, 2023 to 25,290 as of March 31, 2024. We expect continued growth in the number of active 3P sellers through expansion into new markets, reaching out to suppliers of brick-and-mortar channels, internal sales initiatives, referrals by existing users and word-of-mouth. We leverage our 1P inventory to help establish and validate markets for new sellers, helping them onboard to our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $285.2 million in the 12 months ended March 31, 2023 and $489.9 million in 12 months ended March 31, 2024, representing an increase of 71.8% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 51.5% and 54.0% of total GigaCloud Marketplace GMV in the 12 months ended March 31, 2023 and March 31, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased from 4,255 in the 12 months ended March 31, 2023 to 5,493 in the 12 months ended March 31, 2024, representing an increase of 29.1% period-over-period. We view the number of active buyers as a key driver of our GigaCloud Marketplace GMV and revenue growth, and a key indicator of our ability to attract and engage buyers in our marketplace. We expect to grow the number of active buyers by on-boarding the brick-and-mortar retailers that are subscribed to the Wondersign’s Catalog Kiosk to our GigaCloud Marketplace and referrals by existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace increased from $130,083 in the 12 months ended March 31, 2023 to $165,239 in 12 months ended March 31, 2024, representing an increase of 27.0% period-over-period. We view spend per active buyer as a key driver of our GigaCloud Marketplace GMV and revenue growth. Spend per active buyer is driven by expanding the product categories, increasing the frequency of buyer purchases and growing the average price per purchase. The increase in spend per active buyer was primarily due to our expanded product catalog, increase in the mix of higher priced products, introduction of new value-added services to improve the shopping experience and our enhanced supply chain capabilities for better fulfillment.
Key Factors Affecting Our Results of Operations
Key factors affecting our results of operations include the following:
Our Ability to Attract and Retain Sellers
Sellers in our marketplace are typically manufacturers operating in Asia who are able to use our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or fulfillment centers overseas. We are focused on growing and retaining the number of sellers who choose to list their large parcel merchandise in our marketplace and utilize our fulfillment and logistics network for the shipping and handling of their products.
Our number of active 3P sellers was 865 in the 12 months ended March 31, 2024, compared to 602 in the 12 months ended March 31, 2023, representing an increase of 43.7% from 12 months ended March 31, 2023. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.
Using our marketplace, sellers are able to quickly gain access to key global markets in which we operate, including the U.S., the U.K., Germany, Japan and Canada. We provide a flat rate program for shipping and handling, and sellers are able to utilize the storage space in our fulfillment centers. We also create sales analytics which provide valuable information as sellers determine which products to bring to market.
We attract new sellers predominantly through organic channels such as referrals by existing users, word-of-mouth, or direct visits to our website. In 2023, we completed the acquisitions of Noble House and Wondersign, which supplemented our supply chain, fulfillment and logistics capabilities and we expect to attract more sellers and buyers into our GigaCloud Marketplace after these strategic acquisitions. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
Our Ability to Attract and Retain Buyers

Buyers in our marketplace are typically resellers operating in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. Our buyers can browse a product in our marketplace and list the product on their preferred ecommerce websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.
In the 12 months ended March 31, 2024, we had 5,493 active buyers in our marketplace with an average $165,239 spend per active buyer, representing a 29.1% increase in active buyers and 27.0% increase in spend per active buyer compared to the 4,255 active buyers in our marketplace with an average $130,083 spend per active buyer in the 12 months ended March 31, 2023, primarily attributable to increased scale and recognition of our marketplace and an increase in the number of global sales channels for buyers to resell products to end customers.
Recent Acquisitions
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
Following the acquisitions, our results of operations are affected by the newly acquired businesses or operations, the purchase accounting for the acquisition and expenditures made to integrate the newly acquired businesses or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ financial results into our consolidated financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may also differ.
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
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 75.5% and 62.8% of our total revenues in the three months ended March 31, 2023 and 2024, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of March 31, 2024, we leased 37 fulfillment centers with an aggregate gross floor area of approximately 9.7 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.

Our ability to improve our operational efficiency depends on our ability to invest in our infrastructure and technology platform, including our warehousing and fulfillment solutions and AI technology. We also invest in our research and development personnel for the design, development, and testing of our platform, and incur software development costs for the internal-use software and our group’s websites. We have successfully improved our infrastructure and technology solutions over the past years.
Seasonality
We believe that sales of home furniture and other large parcel items are subject to modest seasonality. We expect the last quarter of the year to be the most active because of the November and December holiday sales period. Our GigaCloud Marketplace GMV is usually the largest in the fourth quarter of a year. It is uncertain whether this is an indicator of industry trends going forward.
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform ecommerce businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others are generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P are generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform ecommerce are generated from product sales of our inventory to and through third-party ecommerce websites.
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$2,302	1.8	$3,598	1.4
Ocean transportation service	2,771	2.2	9,801	3.9
Warehousing service	5,657	4.4	9,327	3.7
Last-mile delivery service	18,608	14.6	30,755	12.2
Packaging service	2,868	2.2	6,279	2.5
Others	2,890	2.3	7,655	3.0
Subtotal	35,096	27.5	67,415	26.9
Product revenues
Off-platform ecommerce	31,264	24.5	93,346	37.2
GigaCloud 1P	61,437	48.1	90,159	35.9
Others	—	—	157	0.1
Subtotal	92,701	72.5	183,662	73.1
Total	$127,797	100.0	$251,077	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three months ended March 31, 2023 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues
Platform commission	$2,302	$3,598
Hong Kong	2,302	3,598
Ocean transportation service	2,771	9,801
United States	2,763	9,741
Others(1)	8	60
Warehousing service	5,657	9,327
United States	5,420	9,090
Others(1)	237	237
Last-mile delivery service	18,608	30,755
United States	18,009	28,488
Others(1)	599	2,267
Packaging service	2,868	6,279
United States	2,692	5,753
Others(1)	176	526
Others	2,890	7,655
United States	2,801	7,568
Others(1)	89	87
Product revenues	92,701	183,662
United States	70,505	140,321
Japan	10,191	9,941
Germany	9,340	29,273
Others(1)	2,665	4,127
Total revenues	$127,797	$251,077
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2023 and 2024.
Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in the three months ended March 31, 2024, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.

Product Revenues—GigaCloud 1P
We derive product revenues from the sales of products through selling our own inventory in our marketplace. This 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform Ecommerce
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites, or Product Sales to B, such as Wayfair, Walmart, Home Depot, Amazon, Target and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Rakuten, Amazon and OTTO, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but as recorded net of revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of product sales. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$28,767	22.5	$54,431	21.7
Product sales	69,456	54.3	130,098	51.8
Total	$98,223	76.9	$184,529	73.5
Cost of Services
Cost of services primarily consists of domestic delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Product Sales
Cost of product sales primarily consists of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, rental expenses for fulfillment centers excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended March 31,
	2023	2024
	(In thousands, except for percentages)
Gross Profit	$29,574	$66,548
Gross margin (%)	23.1%	26.5%

Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$6,896	5.4	$14,580	5.8
General and administrative expenses	4,150	3.2	15,389	6.1
Research and development expenses	672	0.5	1,756	0.7
Losses on disposal of property and equipment	—	—	6	—
Total operating expenses	$11,718	9.2	$31,731	12.6
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
The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$3,572	2.8	$5,626	2.2
Platform service fees	2,665	2.1	6,622	2.6
Advertising expenses	398	0.3	1,869	0.7
Traveling	78	0.1	88	—
Others	183	0.1	375	0.1
Total selling and marketing expenses	$6,896	5.4	$14,580	5.8
General and Administrative Expenses
Our general and administrative expenses primarily consist of share-based compensation, payroll and related costs for employees involved in general corporate functions, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses associated with excess capacity in fulfillment centers, professional fees, property insurance and other general corporate expenses.
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$2,030	1.6	$6,158	2.5
Professional fees	730	0.6	2,298	0.9
Rental and depreciation	635	0.5	3,660	1.5
Office supplies and utility	266	0.2	1,073	0.4
Property insurance	239	0.2	667	0.3
Others	250	0.2	1,533	0.6
Total general and administrative expenses	$4,150	3.2	$15,389	6.1
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
Interest Expense
Our interest expense primarily consists of our financial lease interest expense for fulfillment centers and other facilities in the U.S.
Interest Income
Our interest income primarily consists of interest income from bank deposits, wealth management products and investment.
Foreign Currency Exchange Gains (Losses), Net
Our foreign exchange gains and losses represent the gains or losses due to appreciation or depreciation of the U.S. dollar against Japanese Yen, the Euro, Canadian dollar and the British Pound.
Government Grants
Our income from government grants primarily consists of industry related government subsidies.
Income Tax Expense
Our income tax expense primarily consists of current tax expense, deferred tax expense and uncertain tax positions.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated results of operations, both in absolute amount and as a percentage of our total revenues, for the periods presented. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report. The results of operations in any period are not necessarily indicative of our future trends.

	Three Months Ended March 31,
	2023		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$35,096	27.5	$67,415	26.9
Product revenues	92,701	72.5	183,662	73.1
Total revenues	127,797	100.0	251,077	100.0
Cost of revenues
Services	28,767	22.5	54,431	21.7
Product sales	69,456	54.3	130,098	51.8
Total cost of revenues	98,223	76.9	184,529	73.5
Gross profit	29,574	23.1	66,548	26.5
Operating expenses
Selling and marketing expenses	6,896	5.4	14,580	5.8
General and administrative expenses	4,150	3.2	15,389	6.1
Research and development expenses	672	0.5	1,756	0.7
Losses on disposal of property and equipment	—	—	6	—
Total operating expenses	11,718	9.2	31,731	12.6
Operating income	17,856	14.0	34,817	13.9
Interest expense	(113)	(0.1)	(81)	—
Interest income	590	0.5	1,609	0.6
Foreign currency exchange gains (losses), net	1,385	1.1	(2,709)	(1.1)
Government grants	—	—	6	—
Others, net	(21)	—	(322)	(0.1)
Income before income taxes	19,697	15.4	33,320	13.3
Income tax expense	(3,756)	(2.9)	(6,125)	(2.4)
Net income	$15,941	12.5	$27,195	10.8
Comparison of Three Months Ended March 31, 2024 and 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 96.5% from $127.8 million in the three months ended March 31, 2023 to $251.1 million in the three months ended March 31, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 92.0% from $35.1 million in the three months ended March 31, 2023 to $67.4 million in the three months ended March 31, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 65.6% from $18.6 million in the three months ended March 31, 2023 to $30.8 million in the three months ended March 31, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;

◦an increase in revenues from ocean transportation services by 250.0% from $2.8 million in the three months ended March 31, 2023 to $9.8 million in the three months ended March 31, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 63.2% from $5.7 million in the three months ended March 31, 2023 to $9.3 million in the three months ended March 31, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 117.2% from $2.9 million in the three months ended March 31, 2023 to $6.3 million in the three months ended March 31, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from other services by 165.5% from $2.9 million in the three months ended March 31, 2023 to $7.7 million in the three months ended March 31, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period and inclusion of subscription revenues from Wondersign in the three months ended March 31, 2024.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 46.9% from $61.4 million in the three months ended March 31, 2023 to $90.2 million in the three months ended March 31, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV, the number of buyers and spend per active buyer as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 198.1% from $31.3 million in the three months ended March 31, 2023 to $93.3 million in the three months ended March 31, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 87.9% from $98.2 million in the three months ended March 31, 2023 to $184.5 million in the three months ended March 31, 2024.
•Our cost of services increased by 88.9% from $28.8 million in the three months ended March 31, 2023 to $54.4 million in the three months ended March 31, 2024, primarily due to:
◦an increase in delivery cost by 80.8% from $19.8 million in the three months ended March 31, 2023 to $35.8 million in the three months ended March 31, 2024, consistent with the increase in our sales;
◦an increase in rental cost by 128.9% from $4.5 million in the three months ended March 31, 2023 to $10.3 million in the three months ended March 31, 2024 as we increased the number of fulfillment centers to 37 globally in the three months ended March 31, 2024, compared to 21 fulfillment centers in the three months ended March 31, 2023;
◦an increase in staff cost by 58.1% from $3.1 million in the three months ended March 31, 2023 to $4.9 million in the three months ended March 31, 2024; and
◦an increase in other cost of services by 108.3% from $1.2 million in the three months ended March 31, 2023 to $2.5 million in the three months ended March 31, 2024.
•Our cost of product sales increased by 87.2% from $69.5 million in the three months ended March 31, 2023 to $130.1 million in the three months ended March 31, 2024, primarily due to:
◦an increase in product cost by 78.3% from $52.9 million in the three months ended March 31, 2023 to $94.3 million in the three months ended March 31, 2024;
◦an increase in delivery cost by 73.7% from $9.5 million in the three months ended March 31, 2023 to $16.5 million in the three months ended March 31, 2024 consistent with the increase in our product revenues;
◦an increase in rental cost by 167.4% from $4.6 million in the three months ended March 31, 2023 to $12.3 million in the three months ended March 31, 2024, as we increased the number of fulfillment centers to 37 globally in the three months ended March 31, 2024, compared to 21 fulfillment centers in the three months ended March 31, 2023;

◦an increase in staff cost by 140% from $2.0 million in the three months ended March 31, 2023 to $4.8 million in the three months ended March 31, 2024; and
◦an increase in depreciation costs from $0.1 million in the three months ended March 31, 2023 to $1.2 million in the three months ended March 31, 2024.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 124.7% from $29.6 million in the three months ended March 31, 2023 to $66.5 million in the three months ended March 31, 2024. Our gross margin increased from 23.1% in the three months ended March 31, 2023 to 26.5% in the three months ended March 31, 2024, primarily due to normalization of ocean freight rates in the first quarter of 2024 compared to that of 2023.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 111.6% from $6.9 million in the three months ended March 31, 2023 to $14.6 million in the three months ended March 31, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 144.4% from $2.7 million in the three months ended March 31, 2023 to $6.6 million in the three months ended March 31, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 55.6% from $3.6 million in the three months ended March 31, 2023 to $5.6 million in the three months ended March 31, 2024 as we increased the number of sales and marketing personnel and the commission paid to them, and (iii) an increase in advertising expense by 375.0% from $0.4 million in the three months ended March 31, 2023 to $1.9 million in the three months ended March 31, 2024.
General and Administrative Expenses
Our general and administrative expenses increased by 266.7% from $4.2 million in the three months ended March 31, 2023 to $15.4 million in the three months ended March 31, 2024, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 210.0% from $2.0 million in the three months ended March 31, 2023 to $6.2 million in the three months ended March 31, 2024 as we increased the number of staff, (ii) an increase in rental expense by 516.7% from $0.6 million in the three months ended March 31, 2023 to $3.7 million in the three months ended March 31, 2024, primarily because the expenses for certain newly acquired fulfillment centers that are currently under preparation for use were included in rental expense in the three months ended March 31, 2024, as compared to cost of revenues in the three months ended March 31, 2023, as well as an increase in the number of corporate offices in the three months ended March 31, 2024 compared to the previous period, (iii) an increase in professional service expense by 228.6% from $0.7 million in the three months ended March 31, 2023 to $2.3 million in the three months ended March 31, 2024 as we engaged professional services for our financial and legal advisors in the three months ended March 31, 2024 compared to the previous period, and (iv) an increase in property insurance expense by 250.0% from $0.2 million in the three months ended March 31, 2023 to $0.7 million in the three months ended March 31, 2024.
Research and Development Expenses
Research and development expenses increased by 157.1% from $0.7 million in the three months ended March 31, 2023 to $1.8 million in the three months ended March 31, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function in the three months ended March 31, 2024 compared to the previous period.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $6 thousand in the three months ended March 31, 2024, compared to nil in the three months ended March 31, 2024.
Interest Expense
We had interest expenses of $113 thousand in the three months ended March 31, 2023 and $81.0 thousands in the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in interest on finance lease liabilities.
Interest Income

We had interest income of $0.6 million in the three months ended March 31, 2023 and $1.6 million in the three months ended March 31, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the three months ended March 31, 2024 compared to the previous period.
Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange gains, net of $1.4 million in the three months ended March 31, 2023, compared to foreign currency exchange losses, net of $2.7 million in the three months ended March 31, 2024, primarily attributable to U.S. dollars appreciated against Japanese Yen and Euro in the three months ended March 31, 2024.
Government Grants
We had government grant of $6.0 thousand in the three months ended March 31, 2024, compared to nil in the three months ended March 31, 2024.
Others, net
Others losses, net was $21 thousand in the three months ended March 31, 2023 and $322 thousand in the three months ended March 31, 2024.
Income Tax Expense
We had income tax expense of $3.8 million in the three months ended March 31, 2023 and $6.1 million in the three months ended March 31, 2024. The increase was primarily attributable to an increase in our income before taxes from $19.7 million in the three months ended March 31, 2023 to $33.3 million in the three months ended March 31, 2024.
Net Income
As a result of the foregoing, our net income was $15.9 million in the three months ended March 31, 2023 and $27.2 million in the three months ended March 31, 2024.
Segment Information for the Three Months Ended March 31, 2024
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and March 31, 2024 was as follows:

	December 31, 2023	March 31, 2024
	(In thousands)
	(unaudited)
The United States	$400,554	$457,527
Others	22,982	24,269
Total long-lived assets	$423,536	$481,796
Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the three months ended March 31, 2023 and 2024 were as follows:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues
Platform commission	$2,302	$3,598
Hong Kong	2,302	3,598
Ocean transportation service	2,771	9,801
United States	2,763	9,741
Others(1)	8	60
Warehousing service	5,657	9,327
United States	5,420	9,090
Others(1)	237	237
Last-mile delivery service	18,608	30,755
United States	18,009	28,488
Others(1)	599	2,267
Packaging service	2,868	6,279
United States	2,692	5,753
Others(1)	176	526
Others	2,890	7,655
United States	2,801	7,568
Others(1)	89	87
Product revenues	92,701	183,662
United States	70,505	140,321
Japan	10,191	9,941
Germany	9,340	29,273
Others(1)	2,665	4,127
Total revenues	$127,797	$251,077
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2023 and 2024.
Non-GAAP Financial Measure
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS – diluted, to understand and evaluate our core operating performance. Adjusted EBITDA is net income excluding interest, income taxes and depreciation and amortization, further adjusted to exclude share-based compensation expenses and non-recurring items. Adjusted EPS – diluted is a financial measure defined as our Adjusted EBITDA divided by our diluted weighted-average shares outstanding. Management uses Adjusted EBITDA and Adjusted EPS – diluted as measures of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors and investors concerning our financial performance. Non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
Net income	$15,941	$27,195
Add: Income tax expense	3,756	6,125
Add: Interest expense	113	81
Less: Interest income	(590)	(1,609)
Add: Depreciation and amortization	380	2,081
Add: Share-based compensation expense	247	275
Add: Non-recurring items(1)	—	349
Adjusted EBITDA	$19,847	$34,497
_____________________
(1)    During the three months ended March 31, 2024, one of our fulfillment centers in Japan experienced a fire. As a result of the fire, we recognized losses of $1.8 million. Based on the provisions of our insurance policy, we have determined that partial recovery of the incurred losses is probable as of March 31, 2024 and therefore recorded an insurance recovery of $1.5 million. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended March 31,
	2023	2024
Net income per ordinary share – diluted	$0.39	$0.66
Adjustments, per ordinary share:
Add: Income tax expense	0.09	0.15
Add: Interest expense	—	—
Less: Interest income	(0.01)	(0.04)
Add: Depreciation and amortization	0.01	0.05
Add: Share-based compensation expenses	0.01	0.01
Add: Non-recurring items(1)	—	0.01
Adjusted EPS – diluted	$0.49	$0.84

Weighted average number of ordinary shares outstanding - diluted	40,716,501	40,950,170
_____________________
(1)    During the three months ended March 31, 2024, one of our fulfillment centers in Japan experienced a fire. As a result of the fire, we recognized losses of $1.8 million. Based on the provisions of our insurance policy, we have determined that partial recovery of the incurred losses is probable as of March 31, 2024 and therefore recorded an insurance recovery of $1.5 million. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of March 31, 2024, we had $185.2 million in cash and $0.9 million in restricted cash.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $50 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. As of the date of this quarterly report, we have not made any draw down from this credit facility.

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
As a Cayman Islands exempted company and offshore holding company, we are permitted under PRC laws and regulations to provide funding to our PRC Subsidiaries only through loans or capital contributions, subject to relevant approval, filing and/or reporting with respect to government authorities and limits on the amount of capital contributions and loans. This may delay us from making loans or capital contributions to our PRC Subsidiaries, if any. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.” including in the 2023 Form 10-K.
The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$20,346	$15,309
Net cash used in investing activities	(137)	(12,468)
Net cash used in financing activities	(916)	(595)
Effect of foreign currency exchange rate changes on cash and restricted cash	(159)	(306)
Net increase in cash and restricted cash	$19,134	$1,940
Cash and restricted cash at the beginning of the period	$145,076	$184,168
Cash and restricted cash at the end of the period	$164,210	$186,108
Operating Activities
Net cash provided by operating activities in the three months ended March 31, 2024 was $15.3 million. This was attributable to net income of $27.2 million, primarily adjusted by (i) operating lease of $8.8 million, (ii) depreciation and amortization of $2.1 million, and (iii) deferred tax of $2.0 million; and the changes in working capital, which primarily consisted of (i) an increase in inventory of an increase of $56.0 million, (ii) an increase of $16.9 million in accounts payable, (iii) an increase of $11.0 million in accrued expenses and other current liabilities and (iv) an increase of $6.6 million in income tax payable.
Net cash provided by operating activities in the three months ended March 31, 2023 was $20.3 million. This was attributable to net income of $15.9 million, primarily adjusted by (i) operating lease of $0.5 million, (ii) unrealized foreign currency exchange gains of $0.4 million and (iii) depreciation and amortization of $0.4 million; and the changes in working capital, which primarily consisted of (i) an increase of $5.4 million in accrued expenses and other current liabilities, (ii) an increase of $3.7 million in income tax payable, (iii) an increase of $2.7 million in accounts receivable, (iv) an increase of $2.3 million in inventory and (v) an increase of $2.3 million in prepayments and other assets.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2024 was $12.5 million, consisting of purchases of investments of $10.0 million and cash paid for purchase of property and equipment of $4.0 million, partially offset by cash received from disposal of property and equipment of $1.5 million.

Net cash used in investing activities in the three months ended March 31, 2023 was $0.1 million, consisting solely of cash paid for purchase of property and equipment.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2024 was $0.6 million, attributable to repayment of finance lease obligations of $0.6 million.
Net cash used in financing activities in the three months ended March 31, 2023 was $0.9 million, consisting of repayment of finance obligations of $0.8 million and repayment of bank loans of $0.1 million.
Share Repurchase Program
In June 2023, we announced that our board of directors approved a share repurchase program to repurchase up to US$25.0 million of our Class A ordinary shares over the next 12 months. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance. During the first quarter of 2024, we did not make any repurchase of our Class A ordinary shares. Since the establishment of the share repurchase program to March 31, 2024, we have repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $0.1 million and $4.0 million in March 31, 2023 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2024:

		Payment Due by Year
	Total	Within 2024	2025 – 2027	After 2028

	(In thousands)
Lease commitment(1)
Operating leases	$529,690	$60,571	$271,788	$197,331
Finance leases	1,281	1,133	139	9
Total	$530,971	$61,704	$271,927	$197,340
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of March 31, 2024.
Off-Balance Sheet Commitments and Arrangements
We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.
Holding Company Structure
The Cayman Islands currently has no exchange control regulations or currency restrictions which may affect the import or export of capital, including the availability of cash and cash equivalents for use by our company, or the remittance of dividends, interest or other payments to non-resident holders of our securities.
Our company, GigaCloud Technology Inc, is a holding company incorporated in the Cayman Islands with no material operations of its own and is not a direct Chinese or Hong Kong operating company. We conduct our operations primarily through our principal subsidiaries. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
In addition, as determined in accordance with local regulations, our subsidiaries in certain of our markets may be restricted from paying us dividends offshore or from transferring a portion of their assets to us, whether in the form of dividends, loans or advances, unless certain requirements are met or regulatory approvals are obtained. In addition, our subsidiaries may be restricted in their ability to pay dividends or distributions or make other transfers to us as a result of the laws of their respective jurisdictions of organization and agreements of our subsidiaries. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” of the 2023 Form 10-K. Even though we currently do not require any such dividends, loans or advances from our entities for working capital and other funding purposes, we may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to our shareholders.
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the three months ended March 31, 2024 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the three months ended March 31, 2024, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2023 Form 10-K.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 1 “Recent accounting pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since December 31, 2023. See “Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in the 2023 Form 10-K for a discussion on our exposures to market risk.
Item 4.       Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, as required by Rule 13a-15(b) under the Exchange Act.
Based upon that evaluation, our management has concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective because we identified two material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.         Legal Proceedings.
From time to time, we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time-consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable or unclear.
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
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. We have reviewed the risk factors appeared in “Part I—Item 1A—Risk Factors” in the 2023 Form 10-K, and, except as presented below, there have been no material changes in our risk factors previously disclosed in the 2023 Form 10-K.
We depend on our relationships with third parties, including third-party trucking and freight service companies, and changes in our relationships with these parties could adversely impact our revenues and profits.
We rely on third parties to operate certain elements of our business. For example, we rely on third-party national, regional and local trucking and freight service companies to deliver our large parcel merchandise. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, political instability, military conflicts, labor activism, health epidemics or bioterrorism. For example, following the initial conflict between Israel and Hamas in the Middle East, the Houthi movement in Yemen launched a number of attacks on marine vessels traversing the Red Sea causing significant operational disruptions for certain third-party business partners. The conflict is ongoing, and should it escalate or expand, it could result in delays, increased shipping and freight costs, and potential disruptions to the arrival of our products. We have in the past entered, and may from time to time enter, into fixed-rate contracts with third-party transportation service providers to mitigate the impact against any further increase in ocean freight costs in the short term. If the prevailing market ocean freight rates decline to rates lower than our contracted rates, our costs and profitability may be negatively impacted. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If parcels are not delivered in a timely fashion or are damaged during the delivery process by these third parties, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease using our cross-border fulfillment services or stop trading products through our marketplace, which would adversely affect our operating results.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
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
From the launch of the share repurchase program on June 14, 2023 to March 31, 2024, we have repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
During our first quarter of 2024 covered in this quarterly report, we did not repurchase any of our Class A ordinary shares.

Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) During the three months ended March 31, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description of Document

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

_____________________
* Filed herewith.
** Furnished herewith. This certification is deemed not “filed” by us for purposes of Section 18 of the Exchange Act , or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GigaCloud Technology Inc

By:	/s/ Larry Lei Wu
Name:	Larry Lei Wu
Title:	Chief Executive Officer (Principal Executive Officer and duly Authorized Officer)
Date: May 9, 2024

GigaCloud Technology Inc

By:	/s/ Kwok Hei David Lau
Name:	Kwok Hei David Lau
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 9, 2024