Form 10-Q
period 2024-06-30
GigaCloud Technology Inc
filed 2024-08-06
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of outstanding shares of the issuer’s ordinary shares as of July 26, 2024 was 41,362,894, consisting of 33,286,162 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 56,056 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 215,201 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended June 30, 2024
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

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 27, 2024, or the 2023 Form 10-K, and other sections in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this quarterly report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$183,283	$185,623
Restricted cash	885	905
Investments	—	22,197
Accounts receivable, net	58,876	69,615
Inventories	132,247	197,554
Prepayments and other current assets	17,516	17,476
Total current assets	392,807	493,370
Non-current assets
Operating lease right-of-use assets	398,922	495,435
Property and equipment, net	24,614	22,721
Intangible assets, net	8,367	7,279
Goodwill	12,586	12,586
Deferred tax assets	1,440	7,854
Other non-current assets	8,173	15,778
Total non-current assets	454,102	561,653
Total assets	$846,909	$1,055,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	June 30, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (including accounts payable of VIEs without recourse to the Company of $11,563 and nil as of December 31, 2023 and June 30, 2024, respectively)	$69,757	$79,855
Contract liabilities (including contract liabilities of VIEs without recourse to the Company of $736 and nil as of December 31, 2023 and June 30, 2024, respectively)	5,537	6,497
Current operating lease liabilities (including current operating lease liabilities of VIEs without recourse to the Company of $1,305 and nil as of December 31, 2023 and June 30, 2024, respectively)	57,949	76,404
Income tax payable (including income tax payable of VIEs without recourse to the Company of $3,644 and nil as of December 31, 2023 and June 30, 2024, respectively)	15,212	14,498
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of VIEs without recourse to the Company of $2,774 and nil as of December 31, 2023 and June 30, 2024, respectively)	57,319	71,754
Total current liabilities	205,774	249,008
Non-current liabilities
Operating lease liabilities, non-current (including operating lease liabilities, non-current of VIEs without recourse to the Company of $553 and nil as of December 31, 2023 and June 30, 2024, respectively)	343,511	440,595
Deferred tax liabilities	3,795	3,335
Finance lease obligations, non-current	111	196
Non-current income tax payable	3,302	3,470
Total non-current liabilities	350,719	447,596
Total liabilities	$556,493	$696,604
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	June 30, 2024
Shareholders’ equity
Treasury shares, at cost (294,029 and 272,728 shares held as of December 31, 2023 and June 30, 2024, respectively)	$(1,594)	$(1,594)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 31,738,632 and 33,557,419 shares issued as of December 31, 2023 and June 30, 2024, respectively, 31,455,148 and 33,286,162 shares outstanding as of December 31, 2023 and June 30, 2024, respectively)	1,584	1,676
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized as of December 31, 2023 and June 30, 2024, respectively, 9,326,732 and 8,076,732 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively)	466	403
Additional paid-in capital	111,736	125,922
Accumulated other comprehensive income	526	150
Retained earnings	177,698	231,862
Total shareholders’ equity	290,416	358,419
Total liabilities and shareholders’ equity	$846,909	$1,055,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues
Service revenues	$43,278	$85,378	$78,374	$152,793
Product revenues	109,852	225,489	202,553	409,151
Total revenues	153,130	310,867	280,927	561,944
Cost of revenues
Services	34,782	74,040	63,549	128,471
Product sales	77,984	160,380	147,440	290,478
Total cost of revenues	112,766	234,420	210,989	418,949
Gross profit	40,364	76,447	69,938	142,995
Operating expenses
Selling and marketing expenses	9,535	19,460	16,431	34,040
General and administrative expenses	6,897	26,280	11,047	41,669
Research and development expenses	532	3,097	1,204	4,853
Losses on disposal of property and equipment	—	162	—	168
Total operating expenses	16,964	48,999	28,682	80,730
Operating income	23,400	27,448	41,256	62,265
Interest expense	(804)	(59)	(917)	(140)
Interest income	484	2,244	1,074	3,853
Foreign currency exchange gains (losses), net	(815)	(1,107)	570	(3,816)
Government grants	395	2	395	8
Others, net	(1)	506	(22)	184
Income before income taxes	22,659	29,034	42,356	62,354
Income tax expense	(4,269)	(2,065)	(8,025)	(8,190)
Net income	$18,390	$26,969	$34,331	$54,164
Net income attributable to ordinary shareholders	18,390	26,969	34,331	54,164
Foreign currency translation adjustment, net of nil income taxes	(307)	(266)	(501)	(378)
Net unrealized gains on available-for-sale investments	—	2	—	2
Total other comprehensive loss	(307)	(264)	(501)	(376)
Comprehensive Income	$18,083	$26,705	$33,830	$53,788
Net income per ordinary share
—Basic	$0.45	$0.65	$0.84	$1.32
—Diluted	$0.45	$0.65	$0.84	$1.32
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	40,896,423	41,295,216	40,806,959	41,041,937
—Diluted	40,941,904	41,407,207	40,852,439	41,150,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2023	31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income	—	—	—	—	—	—	—	—	—	34,331	34,331
Share-based compensation	277,906	14	—	—	(4,609,081)	230	81	1,685	—	—	2,010
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	—	(501)	—	(501)
Balance as of June 30, 2023	31,635,720	$1,582	9,326,732	$466	14,958	$(1)	$—	$110,734	$303	$117,921	$231,005

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2024	31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$111,736	$526	$177,698	$290,416
Net income	—	—	—	—	—	—	—	—	54,164	54,164
Shares held for share-based compensation	—	—	—	—	500,000	—	—	—	—	—
Share-based compensation	567,642	28	—	—	(521,301)	—	14,187	—	—	14,215
Exercise of warrants	13,372	1	—	—	—	—	(1)	—	—	—
Re-designated ordinary shares from Class B to Class A	1,250,000	63	(1,250,000)	(63)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(378)	—	(378)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	2	—	2
Balance as of June 30, 2024	33,286,162	$1,676	8,076,732	$403	272,728	$(1,594)	$125,922	$150	$231,862	$358,419

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of April 1, 2023	31,416,426	$1,571	9,326,732	$466	58,572	$(2)	$(312)	$109,300	$610	$99,531	211,164
Net Income	—	—	—	—	—	—	—	—	—	18,390	18,390
Share-based compensation	219,294	11	—	—	(43,614)	1	312	1,434	—	—	1,758
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	—	(307)	—	(307)
Balance as of June 30, 2023	31,635,720	$1,582	9,326,732	$466	14,958	$(1)	$—	$110,734	$303	$117,921	$231,005

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of April 1, 2024	32,720,692	$1,648	8,076,732	$403	292,637	$(1,594)	$112,015	$414	$204,893	$317,779
Net income	—	—	—	—	—	—	—	—	26,969	26,969
Shares held for share-based compensation	—	—	—	—	500,000	—	—	—	—	—
Share-based compensation	565,470	28	—	—	(519,909)	—	13,907	—	—	13,935
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(266)	—	(266)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	2	—	2
Balance as of June 30, 2024	33,286,162	$1,676	8,076,732	$403	272,728	$(1,594)	$125,922	$150	$231,862	$358,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net income	$34,331	$54,164
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	3	307
Inventory write-down	1,305	791
Loss on other assets	—	327
Deferred tax	(43)	(6,877)
Share-based compensation	1,757	14,147
Depreciation and amortization	760	4,145
Loss from disposal of property and equipment	—	168
Operating lease	880	19,019
Unrealized foreign currency exchange gains	(307)	(642)
Others	—	1,896
Changes in operating assets and liabilities:
Accounts receivable	(3,300)	(11,081)
Inventories	(7,753)	(67,994)
Prepayments and other assets	(2,226)	(1,376)
Accounts payable	2,915	9,916
Contract liabilities	92	997
Income tax payable	344	(261)
Accrued expenses and other current liabilities	9,883	16,771
Net cash provided by operating activities	38,641	34,417
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(158)	(10,196)
Cash received from disposal of property and equipment	—	1,636
Purchases of investments	—	(21,843)
Net cash used in investing activities	$(158)	$(30,403)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from financing activities:
Repayment of finance lease obligations	$(909)	$(1,149)
Repayment of bank loans	(145)	—
Net cash used in financing activities	(1,054)	(1,149)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(101)	(505)
Net increase in cash, cash equivalents and restricted cash	37,328	2,360
Cash, cash equivalents and restricted cash at the beginning of the period	145,076	184,168
Cash, cash equivalents and restricted cash at the end of the period	182,404	$186,528
Supplemental disclosure of cash flow information
Cash paid for interest expense	917	$140
Cash paid for income taxes	7,724	$16,562
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
In January 2024, the Company terminated the Account Control Agreements with four of its consolidated VIEs, B.T.M TRAVEL AND TRADING LTD, COMHARBOR LIMITED, BRIHOME LIMITED which are located in United Kingdom (the “U.K.”), and Decobus Handel GmbH which is located in Germany. Concurrently with the termination, the Company acquired 100% equity interest of the four entities from its nominal shareholder with nominal consideration through capital contribution. As of June 30, 2024, the Group had no consolidated VIEs. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 included the financial statements of the Company and its subsidiaries.
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
Cash, Cash Equivalents and Restricted Cash
Investments with original maturities of 90 days or less qualify as cash equivalents. Cash that is restricted for withdrawal or use is reported separately on the unaudited condensed consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee.
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	December 31, 2023	June 30, 2024
	(In thousands)
Cash and cash equivalents	$183,283	$185,623
Restricted cash	885	905
Total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows	$184,168	$186,528

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and six months ended June 30, 2023 and 2024.
One customer individually represented greater than 10.0% of total accounts receivable balance of the Group as of December 31, 2023 and two customers individually represented greater than 10.0% of total accounts receivable balance as of June 30, 2024.

	December 31, 2023	June 30, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	30.2%	16.6%
Customer B	*	14.4%
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three and six months ended June 30, 2024, one service provider individually represented 20.6% and 19.2% of total purchase, and no other vendor accounted for 10% or more of total purchases.
Concentration of credit risk
Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, investments, accounts receivable, and amounts due from third-party payment platforms.
The Group’s investment policy requires cash, cash equivalents, restricted cash and investments to be placed with high quality financial institutions and to limit the amount of credit risk from any one institution. The Group regularly evaluates the credit standing of the counterparties or financial institutions.
Accounts receivable (Note 3), derived from product sales and provision of services on the Group’s GigaCloud Marketplace, as well as amounts due from third-party payment platforms derived from payment from individual customers collected by third-party payment platforms on behalf of the Group, are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past history of making payments when due and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate. Based on this analysis, the Group determines what credit terms, if any, to offer to each counter party individually. If the assessment indicates a likelihood of collection risk, the Group will not deliver the services or sell the products to or through the counter parties or require the counter parties to pay cash in time to secure payment.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and June 30, 2024 was as follows:

	December 31, 2023	June 30, 2024
	(In thousands)
The United States	$400,554	$490,358
Others	22,982	27,798
Total long-lived assets	$423,536	$518,156
Revenues reported are attributed to geographic areas based on locations of the Company’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three and six months ended June 30, 2023 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues by geographic regions:	(In thousands)
Service revenues	$43,278	$85,378	$78,374	$152,793
Platform commission	2,591	4,479	4,893	8,077
Hong Kong	2,591	4,479	4,893	8,077
Ocean transportation service	3,936	15,504	6,707	25,305
United States	3,892	15,436	6,655	25,177
Others(1)	44	68	52	128
Warehousing service	5,304	9,589	10,961	18,916
United States	5,111	9,326	10,531	18,416
Others(1)	193	263	430	500
Last-mile delivery service	22,916	41,550	41,524	72,305
United States	22,027	38,090	40,036	66,578
Others(1)	889	3,460	1,488	5,727
Packaging service	3,920	7,686	6,788	13,965
United States	3,684	6,921	6,376	12,674
Others(1)	236	765	412	1,291
Others	4,611	6,570	7,501	14,225
United States	4,390	5,985	7,191	13,553
Others(1)	221	585	310	672
Product revenues	109,852	225,489	202,553	409,151
United States	79,583	169,067	150,088	309,388
Japan	11,383	10,579	21,574	20,520
Germany	13,923	40,092	23,263	69,365
Others(1)	4,963	5,751	7,628	9,878
Total revenues	$153,130	$310,867	$280,927	$561,944
_____________________
(1) No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three and six months ended June 30, 2023 and 2024.

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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. FAIR VALUE MEASUREMENTS
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
Investments and cash equivalents are measured at fair value on a recurring basis. As of June 30, 2024, investments on the condensed consolidated balance sheets include time deposits and U.S. treasury securities, with maturity of three months to twelve months. Cash equivalents on the condensed consolidated balance sheets include money market instruments.

Treasury securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income (loss)”. The related unrealized gains recorded in accumulated other comprehensive income were nil and $2 thousand as of June 30, 2023 and 2024. No realized gains or losses were recorded for the three and six months ended June 30, 2023 and 2024. As of June 30, 2024, all available-for-sale securities are expected to mature within one year.

		As of June 30, 2024
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
Money market instruments	Cash and cash equivalents	$50,000	$50,232
U.S. treasury securities(2)	Investments	11,991	11,993
Time deposits	Investments	10,000	10,204
		$71,991	$72,429
_____________________
(1) Balance sheet location is determined by the length to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31, 2023	June 30, 2024
	(In thousands)
Accounts receivable	$59,376	$70,422
Less: allowance for doubtful accounts	(500)	(807)
Accounts receivable, net	$58,876	$69,615

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Balance as of the beginning of the period	$(292)	$(563)	$(237)	$(500)
Additions charged to bad debt expense	52	(244)	(3)	(307)
Balance as of the end of the period	$(240)	$(807)	$(240)	$(807)
4. INVENTORIES
Inventories consisted of the following:

	December 31, 2023	June 30, 2024
	(In thousands)
Products available for sale	$92,059	$147,600
Goods in transit	40,188	49,954
Inventories	$132,247	$197,554

5. LEASES
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
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31, 2023	June 30, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$398,922	$495,435
Finance lease right-of-use assets	Property and equipment, net	8,616	5,890
Total right-of-use assets		$407,538	$501,325

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2023	June 30, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(57,949)	$(76,404)
Finance lease liabilities	Accrued expenses and other current liabilities	(1,666)	(549)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(343,511)	(440,595)
Finance lease liabilities	Finance lease obligations, non-current	(111)	(196)
Total lease liabilities		$(403,237)	$(517,744)
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Operating lease cost	$7,626	$26,560	$15,875	$48,508
Finance lease cost
Amortization of right-of-use assets	167	140	334	271
Interest on lease liabilities	236	44	331	105
Short-term lease costs	29	292	93	410
Total	$8,058	$27,036	$16,633	$49,294
Lease terms and discount rates are as follows:

	December 31, 2023	June 30, 2024
Weighted average remaining lease term (years):
Operating leases	6.45	5.79
Finance leases	0.84	1.59

Weighted average discount rate:
Operating leases	3.23%	3.58%
Finance leases	18.18%	13.44%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of June 30, 2024, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2024	$43,464	$552
Year Ended December 31, 2025	103,627	83
Year Ended December 31, 2026	106,064	67
Year Ended December 31, 2027	101,492	59
Year Ended December 31, 2028	91,150	59
Thereafter	137,208	16
Total lease payments	583,005	836
Less: imputed interest	(66,006)	(91)
Present value of lease liabilities	$516,999	$745
6. ORDINARY SHARES
On July 1, 2022, the Group entered into an agreement with Aegis Capital Corp. (the “Underwriter”), pursuant to which, the Group agreed to issue warrants to the Underwriter upon the completion of its Initial Public Offering (the “IPO”) as additional compensation for the Underwriter’s services, which entitles the Underwriter to purchase up to 1.0% of Class A ordinary shares sold in the IPO in the par value of $0.05 per share, at the exercise price of 150% of the public offering price of $12.25 per share.
In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. The shares were issued on February 16, 2024, February 23, 2024 and February 28, 2024. All warrants of the Underwriter have been exercised as of June 30, 2024.
In March 2024, 1,250,000 Class B ordinary shares were converted into equivalent number of Class A ordinary shares.
7. SHARE-BASED COMPENSATION
Restricted shares (the “RS”)
A summary of the Company’s restricted shares for the three and six months ended June 30, 2024 were presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of April 1, 2024	9,877	0.0015
Vested	(8,406)	0.0015
Outstanding as of June 30, 2024	1,471	0.0015
Expect to be vested at June 30, 2024	1,471	0.0015

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	10,545	$0.0015
Vested	(9,074)	0.0015
Outstanding as of June 30, 2024	1,471	0.0015
Expect to be vested at June 30, 2024	1,471	$0.0015
As of June 30, 2024, unrecognized compensation expenses with trivial amount relating to the remaining 1,471 unvested restricted shares would cliff and cumulatively vested upon the satisfaction of the service condition.
Restricted share units (the “RSU”)
On April 1, 2024 and April 10, 2024, the Company granted 558,003 RSUs with no exercise price to employees with two types of vesting schedules of (1) vesting immediately after the grant or (2) vesting 50% immediately after the grant and cliff vesting the other 50% upon the satisfaction of one year service with the Group after the grant. Each of the RSUs granted is stipulated to vest following either of the two.
On June 26, 2024, the Group granted 98 RSUs to its employee with no exercise price. All of these RSUs vested on the grant date with no service condition stipulated.
A summary of the Company’s RSU activities for the three and six months ended June 30, 2024 were presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of January and April 1, 2024	412,397	5.23
Granted	558,101	30.87
Forfeited	(4,241)	5.01
Outstanding as of June 30, 2024	966,257	20.04
Exercisable as of June 30, 2024	815,997	17.95
As of June 30, 2024, unrecognized compensation expenses of $3,474 thousand relating to the 150,260 unvested RSUs would be recognized in next twelve months.
8. INCOME TAX
The Company’s provision for income tax in estimating the annual effective tax rate for the six months ended June 30, 2023 and 2024 was $8,025 thousand and $10,026 thousand respectively, representing effective income tax rates of 18.9% and 16.1%, respectively. Certain tax filing differences are not considered in estimating the effective income tax rate applied year to date.
The difference between the PRC income tax rate of 25.0% and GigaCloud Technology’s overall income tax rate was primarily due to an income tax benefit on a favorable foreign rate differential and GigaCloud Suzhou’s certificate for Advanced Technology Service Enterprise (“ATSE”) qualification, which entitles the company to the preferential tax rate of 15%.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Numerator:
Net income	$18,390	$26,969	$34,331	$54,164
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	40,896,423	41,295,216	40,806,959	41,041,937
- Diluted	40,941,904	41,407,207	40,852,439	41,150,585
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.45	$0.65	$0.84	$1.32
- Diluted	$0.45	$0.65	$0.84	$1.32
For the three and six months ended June 30, 2023, 14,958 unvested restricted shares with the exercise price of US$7.48 per share are not included in the calculation of dilutive net income per ordinary share under the treasury stock method, as their exercise prices are higher than the fair market value of the Company’s ordinary shares as of June 30, 2023, representing out-of-the-money impact from the holder’s perspective.
For the three and six months ended June 30, 2023 and 2024, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
RSU	45,481	107,590	45,480	104,094
RS	—	4,401	—	4,554

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2023	2024	2023	2024
	(In thousands)
Service revenues
Platform commission	$2,591	$4,479	$4,893	$8,077
Ocean transportation service	3,936	15,504	6,707	25,305
Warehousing service	5,304	9,589	10,961	18,916
Last-mile delivery service	22,916	41,550	41,524	72,305
Packaging service	3,920	7,686	6,788	13,965
Others	4,611	6,570	7,501	14,225
Total service revenues	43,278	85,378	78,374	152,793

Product revenues
Product sales to B	14,743	73,968	27,544	125,402
Product sales to C	25,352	48,857	43,815	90,769
Off-platform ecommerce	40,095	122,825	71,359	216,171
GigaCloud 1P	69,757	102,442	131,194	192,601
Others	—	222	—	379
Total product revenues	109,852	225,489	202,553	409,151
Revenues	$153,130	$310,867	$280,927	$561,944

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2023	2024	2023	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$34,776	$71,403	$63,173	$126,018
Revenue from goods or services transferred to customers at a point in time	118,354	239,464	217,754	435,926
Revenues	$153,130	$310,867	$280,927	$561,944

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Balance as of beginning of the period	$2,126	$7,554	$2,001	$5,537
Revenue recognized from opening balance of contract liabilities	(2,126)	(7,554)	(2,001)	(5,537)
Increase due to cash received	96,416	158,619	178,448	280,650
Revenue recognized from cash received during the period	(94,316)	(152,113)	(176,351)	(274,116)
Foreign exchange effect	(7)	(9)	(4)	(37)
Balance as of end of the period	$2,093	$6,497	$2,093	$6,497
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
11. COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than three months are disclosed as maturity of lease liabilities in Note 5.

On March 9, 2024, one of our fulfillment centers in Japan experienced a fire. The fire destroyed our inventories located within the fulfillment center. The Group recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. The Group has determined that partial recovery of the incurred losses is probable and therefore recorded an insurance receivable and insurance recovery of $1.7 million for the six-month period ended June 30, 2024.

The Group may incur certain costs in connection with the reconstruction efforts of the leased fulfillment center following the fire. Notably, our insurance coverage extends to damages incurred by third parties. As of the date the unaudited condensed financial statements were issued, the Group is unable to reasonably estimate the extent of these costs. Consequently, no specific provision has been accrued in our financial statements related to the reconstruction efforts of the leased fulfillment center. We remain committed to monitoring the situation closely and will adjust our estimates accordingly as more information becomes available in subsequent reporting periods. As of June 30, 2024, the Group did not expect liabilities arising from reconstruction efforts, net of insurance recoveries, to materially adversely affect the Group’s unaudited condensed consolidated results of operations or its financial condition.

The Group had no other material commitments or long-term obligations as of June 30, 2024.
12. SUBSEQUENT EVENTS
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
Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisitions of Noble House and Wondersign was reflected in our unaudited condensed consolidated financial results since the completion of the acquisitions in the fourth quarter of 2023. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which contributed to a one-time uplift in our operating metrics. The operating impact from these acquisitions has been reflected in the operating metrics in our GigaCloud Marketplace since April 1, 2024.

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$153,130	$310,867	$280,927	$561,944
Gross profit	40,364	76,447	69,938	142,995
Operating income	23,400	27,448	41,256	62,265
Net income	18,390	26,969	34,331	54,164
Net income per ordinary share
—Basic	$0.45	$0.65	$0.84	$1.32
—Diluted	$0.45	$0.65	$0.84	$1.32

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$24,869	$42,744	$44,716	$77,241
Adjusted EPS – diluted	$0.61	$1.03	$1.09	$1.88
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended June 30,
Key Operating Metrics:	2023	2024
GigaCloud Marketplace GMV (in $ thousands)	$607,524	$1,097,808
Active 3P sellers	665	930
3P seller GigaCloud Marketplace GMV (in $ thousands)	$324,664	$571,913
Active buyers	4,351	7,257
Spend per active buyer (in $)	$139,629	$151,276
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased from $607.5 million in the 12 months ended June 30, 2023 to $1,097.8 million in the 12 months ended June 30, 2024, representing a growth of 80.7% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace and an increase in spend per active buyer as our marketplace continued to gain scale and market position. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which contributed to approximately $56.6 million of GMV in the three months ended June 30, 2024.

Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased from 665 in the 12 months ended June 30, 2023 to 930 in the 12 months ended June 30, 2024, representing an increase of 39.8% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers increased from 22,101 as of December 31, 2023 to 27,286 as of June 30, 2024. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $324.7 million in the 12 months ended June 30, 2023 and $571.9 million in 12 months ended June 30, 2024, representing an increase of 76.1% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 53.4% and 52.1% of total GigaCloud Marketplace GMV in the 12 months ended June 30, 2023 and June 30, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased from 4,351 in the 12 months ended June 30, 2023 to 7,257 in the 12 months ended June 30, 2024, representing an increase of 66.8% period-over-period. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by on-boarding the brick-and-mortar retailers that are subscribed to the Wondersign’s Catalog Kiosk, enhancing our marketplace product categories, and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace increased from $139,629 in the 12 months ended June 30, 2023 to $151,276 in the 12 months ended June 30, 2024, representing an increase of 8.3% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We are growing spend per active buyer by expanding our product categories, increasing buyer's purchase frequency and raising the average price per purchase. The increase in spend per active buyer for the 12 months ended June 30, 2024 was primarily due to expanded product catalog, increase in the mix of higher priced products, improved shopping experience in our marketplace and our enhanced supply chain capabilities for better fulfillment.
Key Factors Affecting Our Results of Operations
Key factors affecting our results of operations include the following:
Our Ability to Attract and Retain Sellers
Sellers in our marketplace are typically manufacturers operating in Asia who utilize our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or fulfillment centers overseas. We are focused on growing and retaining the number of sellers who choose to list their large parcel merchandise in our marketplace and utilize our fulfillment and logistics network for the shipping and handling of their products.
Our number of active 3P sellers was 930 in the 12 months ended June 30, 2024, compared to 665 in the 12 months ended June 30, 2023, representing an increase of 39.8% from 12 months ended June 30, 2023. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.
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

We attract new sellers predominantly through organic channels such as geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. In 2023, we completed the acquisitions of Noble House and Wondersign, which supplemented our supply chain, fulfillment and logistics capabilities and we expect to attract more sellers and buyers into our GigaCloud Marketplace after these strategic acquisitions. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
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
In the 12 months ended June 30, 2024, we had 7,257 active buyers in our marketplace with an average $151,276 spend per active buyer, representing a 66.8% increase in active buyers and 8.3% increase in spend per active buyer compared to the 4,351 active buyers in our marketplace with an average $139,629 spend per active buyer in the 12 months ended June 30, 2023, primarily attributable to increased scale and recognition of our marketplace and an increase in the number of global sales channels for buyers to resell products to end customers.
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
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 74.6% and 61.5% of our total revenues in the six months ended June 30, 2023 and 2024, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of June 30, 2024, we leased 40 fulfillment centers with an aggregate gross floor area of approximately 10.5 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$2,591	1.7	$4,479	1.4	$4,893	1.7	$8,077	1.4
Ocean transportation service	3,936	2.6	15,504	5.0	6,707	2.4	25,305	4.5
Warehousing service	5,304	3.5	9,589	3.1	10,961	3.9	18,916	3.4
Last-mile delivery service	22,916	15.0	41,550	13.4	41,524	14.8	72,305	12.9
Packaging service	3,920	2.6	7,686	2.5	6,788	2.4	13,965	2.5
Others	4,611	3.0	6,570	2.1	7,501	2.7	14,225	2.5
Subtotal	43,278	28.3	85,378	27.5	78,374	27.9	152,793	27.2
Product revenues
Off-platform ecommerce	40,095	26.2	122,825	39.5	71,359	25.4	216,171	38.5
GigaCloud 1P	69,757	45.6	102,442	33.0	131,194	46.7	192,601	34.3
Others	—	—	222	0.1	—	—	379	0.1
Subtotal	109,852	71.7	225,489	72.5	202,553	72.1	409,151	72.8
Total	$153,130	100.0	$310,867	100.0	$280,927	100.0	$561,944	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues	$43,278	$85,378	$78,374	$152,793
Platform commission	2,591	4,479	4,893	8,077
Hong Kong	2,591	4,479	4,893	8,077
Ocean transportation service	3,936	15,504	6,707	25,305
United States	3,892	15,436	6,655	25,177
Others(1)	44	68	52	128
Warehousing service	5,304	9,589	10,961	18,916
United States	5,111	9,326	10,531	18,416
Others(1)	193	263	430	500
Last-mile delivery service	22,916	41,550	41,524	72,305
United States	22,027	38,090	40,036	66,578
Others(1)	889	3,460	1,488	5,727
Packaging service	3,920	7,686	6,788	13,965
United States	3,684	6,921	6,376	12,674
Others(1)	236	765	412	1,291
Others	4,611	6,570	7,501	14,225
United States	4,390	5,985	7,191	13,553
Others(1)	221	585	310	672
Product revenues	109,852	225,489	202,553	409,151
United States	79,583	169,067	150,088	309,388
Japan	11,383	10,579	21,574	20,520
Germany	13,923	40,092	23,263	69,365
Others(1)	4,963	5,751	7,628	9,878
Total revenues	$153,130	$310,867	$280,927	$561,944
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2023 and 2024.
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
From time to time in the three and six months ended June 30, 2024, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.

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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of product sales. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$34,782	22.7	$74,040	23.8	$63,549	22.6	$128,471	22.9
Product sales	77,984	50.9	160,380	51.6	147,440	52.5	290,478	51.7
Total	$112,766	73.6	$234,420	75.4	$210,989	75.1	$418,949	74.6
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
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands, except for percentages)
Gross Profit	$40,364	$76,447	$69,938	$142,995
Gross margin (%)	26.4%	24.6%	24.9%	25.4%

Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$9,535	6.2	$19,460	6.3	$16,431	5.8	$34,040	6.1
General and administrative expenses	6,897	4.5	26,280	8.5	11,047	3.9	41,669	7.4
Research and development expenses	532	0.3	3,097	1.0	1,204	0.4	4,853	0.9
Losses on disposal of property and equipment	—	—	162	0.1	—	—	168	—
Total operating expenses	$16,964	11.1	$48,999	15.8	$28,682	10.2	$80,730	14.4
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

The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$4,915	3.2	$9,502	3.1	$8,487	3.0	$15,128	2.7
Platform service fees	3,700	2.4	7,803	2.5	6,365	2.3	14,425	2.6
Advertising expenses	557	0.4	1,375	0.4	955	0.3	3,244	0.6
Traveling	148	0.1	235	0.1	226	0.1	323	0.1
Others	215	0.1	545	0.2	398	0.1	920	0.2
Total selling and marketing expenses	$9,535	6.2	$19,460	6.3	$16,431	5.8	$34,040	6.1
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
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$3,411	2.2	$14,136	4.5	$5,441	1.9	$20,294	3.6
Professional fees	1,579	1.0	2,701	0.9	2,309	0.8	4,999	0.9
Rental and depreciation	671	0.4	6,158	2.0	1,306	0.5	9,818	1.7
Office supplies and utility	422	0.3	1,229	0.4	688	0.2	2,302	0.4
Property insurance	208	0.1	908	0.3	447	0.2	1,575	0.3
Others	606	0.4	1,148	0.4	856	0.3	2,681	0.5
Total general and administrative expenses	$6,897	4.5	$26,280	8.5	$11,047	3.9	$41,669	7.4
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
Interest Expense
Our interest expense primarily consists of our financial lease interest expense for leased equipment used in our fulfillment centers and other facilities in the U.S.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$43,278	28.3	$85,378	27.5	$78,374	27.9	$152,793	27.2
Product revenues	109,852	71.7	225,489	72.5	202,553	72.1	409,151	72.8
Total revenues	153,130	100.0	310,867	100.0	280,927	100.0	561,944	100.0
Cost of revenues						—		—
Services	34,782	22.7	74,040	23.8	63,549	22.6	128,471	22.9
Product sales	77,984	50.9	160,380	51.6	147,440	52.5	290,478	51.7
Total cost of revenues	112,766	73.6	234,420	75.4	210,989	75.1	418,949	74.6
Gross profit	40,364	26.4	76,447	24.6	69,938	24.9	142,995	25.4
Operating expenses
Selling and marketing expenses	9,535	6.2	19,460	6.3	16,431	5.8	34,040	6.1
General and administrative expenses	6,897	4.5	26,280	8.5	11,047	3.9	41,669	7.4
Research and development expenses	532	0.3	3,097	1.0	1,204	0.4	4,853	0.9
Losses on disposal of property and equipment	—	—	162	0.1	—	—	168	—
Total operating expenses	16,964	11.1	48,999	15.8	28,682	10.2	80,730	14.4
Operating income	23,400	15.3	27,448	8.8	41,256	14.7	62,265	11.1
Interest expense	(804)	(0.5)	(59)	—	(917)	(0.3)	(140)	—
Interest income	484	0.3	2,244	0.7	1,074	0.4	3,853	0.7
Foreign currency exchange gains (losses), net	(815)	(0.5)	(1,107)	(0.4)	570	0.2	(3,816)	(0.7)
Government grants	395	0.3	2	—	395	0.1	8	—
Others, net	(1)	—	506	0.2	(22)	—	184	—
Income before income taxes	22,659	14.8	29,034	9.3	42,356	15.1	62,354	11.1
Income tax expense	(4,269)	(2.8)	(2,065)	(0.7)	(8,025)	(2.9)	(8,190)	(1.5)
Net income	$18,390	12.0	$26,969	8.7	$34,331	12.2	$54,164	9.6
Comparison of Three Months Ended June 30, 2024 and 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 103.1% from $153.1 million in the three months ended June 30, 2023 to $310.9 million in the three months ended June 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 97.2% from $43.3 million in the three months ended June 30, 2023 to $85.4 million in the three months ended June 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 81.7% from $22.9 million in the three months ended June 30, 2023 to $41.6 million in the three months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;

◦an increase in revenues from ocean transportation services by 297.4% from $3.9 million in the three months ended June 30, 2023 to $15.5 million in the three months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase, as well as an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 81.1% from $5.3 million in the three months ended June 30, 2023 to $9.6 million in the three months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 97.4% from $3.9 million in the three months ended June 30, 2023 to $7.7 million in the three months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from other services by 43.5% from $4.6 million in the three months ended June 30, 2023 to $6.6 million in the three months ended June 30, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period and inclusion of subscription revenues from Wondersign in the three months ended June 30, 2024.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 46.7% from $69.8 million in the three months ended June 30, 2023 to $102.4 million in the three months ended June 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV, the number of buyers and spend per active buyer as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 206.2% from $40.1 million in the three months ended June 30, 2023 to $122.8 million in the three months ended June 30, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 107.8% from $112.8 million in the three months ended June 30, 2023 to $234.4 million in the three months ended June 30, 2024.
•Our cost of services increased by 112.6% from $34.8 million in the three months ended June 30, 2023 to $74.0 million in the three months ended June 30, 2024, primarily due to:
◦an increase in delivery cost by 115.1% from $23.9 million1 in the three months ended June 30, 2023 to $51.4 million in the three months ended June 30, 2024 as ocean freight costs and our sales increased during the period;
◦an increase in rental cost by 146.7% from $4.5 million in the three months ended June 30, 2023 to $11.1 million in the three months ended June 30, 2024 as we increased the number of fulfillment centers to 40 globally in the three months ended June 30, 2024, compared to 21 fulfillment centers in the three months ended June 30, 2023;
◦an increase in staff cost by 53.7% from $4.1 million in the three months ended June 30, 2023 to $6.3 million in the three months ended June 30, 2024; and
◦an increase in other cost of services by 94.7% from $1.9 million in the three months ended June 30, 2023 to $3.7 million in the three months ended June 30, 2024.
•Our cost of product sales increased by 105.6% from $78.0 million in the three months ended June 30, 2023 to $160.4 million in the three months ended June 30, 2024, primarily due to:
◦an increase in product cost by 98.3% from $60.4 million in the three months ended June 30, 2023 to $119.8 million in the three months ended June 30, 2024 as sales volume, as well as shipping costs to procure our inventories, including ocean freight costs, increased during the period;
◦an increase in delivery cost by 67.0% from $10.6 million in the three months ended June 30, 2023 to $17.7 million in the three months ended June 30, 2024 consistent with the increase in our increased sales volume;
1 This figure has been adjusted to reflect a reclassification of ocean freight cost from within delivery cost to other costs of services.

◦an increase in rental cost by 234.1% from $4.4 million in the three months ended June 30, 2023 to $14.7 million in the three months ended June 30, 2024, as we increased the number of fulfillment centers to 40 globally in the three months ended June 30, 2024, compared to 21 fulfillment centers in the three months ended June 30, 2023;
◦an increase in staff cost by 172.7% from $2.2 million in the three months ended June 30, 2023 to $6.0 million in the three months ended June 30, 2024; and
◦an increase in depreciation costs from $0.1 million in the three months ended June 30, 2023 to $1.2 million in the three months ended June 30, 2024.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 89.1% from $40.4 million in the three months ended June 30, 2023 to $76.4 million in the three months ended June 30, 2024. Our gross margin slightly decreased from 26.4% in the three months ended June 30, 2023 to 24.6% in the three months ended June 30, 2024, primarily due to increases in ocean freight costs and rental costs.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 105.3% from $9.5 million in the three months ended June 30, 2023 to $19.5 million in the three months ended June 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 110.8% from $3.7 million in the three months ended June 30, 2023 to $7.8 million in the three months ended June 30, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 93.9% from $4.9 million in the three months ended June 30, 2023 to $9.5 million in the three months ended June 30, 2024 primarily relating to share-based compensation expenses incurred for awards granted and vested within Q2 2024, and (iii) an increase in advertising expense by 133.3% from $0.6 million in the three months ended June 30, 2023 to $1.4 million in the three months ended June 30, 2024.
General and Administrative Expenses
Our general and administrative expenses increased by 281.2% from $6.9 million in the three months ended June 30, 2023 to $26.3 million in the three months ended June 30, 2024, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 314.7% from $3.4 million in the three months ended June 30, 2023 to $14.1 million in the three months ended June 30, 2024 primarily relating to share-based compensation expenses incurred for awards granted and vested within Q2 2024, (ii) an increase in rental expense by 785.7% from $0.7 million in the three months ended June 30, 2023 to $6.2 million in the three months ended June 30, 2024, primarily because the expenses for certain newly acquired fulfillment centers that are currently under preparation for use were included in rental expense in the three months ended June 30, 2024, as compared to cost of revenues in the three months ended June 30, 2023, as well as an increase in the number of corporate offices in the three months ended June 30, 2024 compared to the previous period, (iii) an increase in professional service expense by 68.8% from $1.6 million in the three months ended June 30, 2023 to $2.7 million in the three months ended June 30, 2024 as we engaged additional professional services from our financial and legal advisors in the three months ended June 30, 2024 compared to the previous period, and (iv) an increase in property insurance expense by 350.0% from $0.2 million in the three months ended June 30, 2023 to $0.9 million in the three months ended June 30, 2024.
Research and Development Expenses
Research and development expenses increased by 520.0% from $0.5 million in the three months ended June 30, 2023 to $3.1 million in the three months ended June 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function, as well as share-based compensation expenses incurred for awards granted and vested to research and development personnel in the three months ended June 30, 2024 compared to the previous period.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $162 thousand in the three months ended June 30, 2024, compared to nil in the three months ended June 30, 2023.

Interest Expense
We had interest expenses of $804 thousand in the three months ended June 30, 2023 and $59.0 thousands in the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in the balance of finance lease liabilities.
Interest Income
We had interest income of $0.5 million in the three months ended June 30, 2023 and $2.2 million in the three months ended June 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the three months ended June 30, 2024 compared to the previous period.
Foreign Currency Exchange Losses, Net
We had foreign currency exchange losses, net of $0.8 million in the three months ended June 30, 2023, compared to $1.1 million in the three months ended June 30, 2024, primarily attributable to the continue appreciation of U.S. dollars against Japanese Yen in the three months ended June 30, 2024.
Government Grants
We had government grant of $395 thousand and $2 thousand in the three months ended June 30, 2023 and 2024, respectively.
Others, net
Others losses, net was $1 thousand in the three months ended June 30, 2023 and others gains, net was $506 thousand in the three months ended June 30, 2024.
Income Tax Expense
We had income tax expense of $4.3 million and $2.1 million in the three months ended June 30, 2023 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $18.4 million and $27.0 million in the three months ended June 30, 2023 and 2024, respectively.
Comparison of Six Months Ended June 30, 2024 and 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 100.0% from $280.9 million in the six months ended June 30, 2023 to $561.9 million in the six months ended June 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 94.9% from $78.4 million in the six months ended June 30, 2023 to $152.8 million in the six months ended June 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 74.2% from $41.5 million in the six months ended June 30, 2023 to $72.3 million in the six months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from ocean transportation services by 277.6% from $6.7 million in the six months ended June 30, 2023 to $25.3 million in the six months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase, as well as an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 71.8% from $11.0 million in the six months ended June 30, 2023 to $18.9 million in the six months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;

◦an increase in revenues from packaging services by 105.9% from $6.8 million in the six months ended June 30, 2023 to $14.0 million in the six months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from other services by 89.3% from $7.5 million in the six months ended June 30, 2023 to $14.2 million in the six months ended June 30, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period and inclusion of subscription revenues from Wondersign in the six months ended June 30, 2024.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 46.8% from $131.2 million in the six months ended June 30, 2023 to $192.6 million in the six months ended June 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV, the number of buyers and spend per active buyer as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 202.8% from $71.4 million in the six months ended June 30, 2023 to $216.2 million in the six months ended June 30, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 98.5% from $211.0 million in the six months ended June 30, 2023 to $418.9 million in the six months ended June 30, 2024.
•Our cost of services increased by 102.4% from $63.5 million in the six months ended June 30, 2023 to $128.5 million in the six months ended June 30, 2024, primarily due to:
◦an increase in delivery cost by 99.5% from $43.7 million in the six months ended June 30, 2023 to $87.2 million in the six months ended June 30, 2024 as ocean freight costs and our sales increased during the period;
◦an increase in rental cost by 137.8% from $9.0 million in the six months ended June 30, 2023 to $21.4 million in the six months ended June 30, 2024 as we increased the number of fulfillment centers to 40 globally in the six months ended June 30, 2024, compared to 21 fulfillment centers in the six months ended June 30, 2023;
◦an increase in staff cost by 54.2% from $7.2 million in the six months ended June 30, 2023 to $11.1 million in the six months ended June 30, 2024 as we increased the number of employees; and
◦an increase in other cost of services by 100.0% from $3.1 million in the six months ended June 30, 2023 to $6.2 million in the six months ended June 30, 2024.
•Our cost of product sales increased by 97.1% from $147.4 million in the six months ended June 30, 2023 to $290.5 million in the six months ended June 30, 2024, primarily due to:
◦an increase in product cost by 89.0% from $113.3 million in the six months ended June 30, 2023 to $214.1 million in the six months ended June 30, 2024 as sales volume, as well as shipping costs to procure our inventories, including ocean freight costs, increased during the period;
◦an increase in delivery cost by 70.1% from $20.1 million in the six months ended June 30, 2023 to $34.2 million in the six months ended June 30, 2024 consistent with the increase in our sales volume;
◦an increase in rental cost by 196.7% from $9.1 million in the six months ended June 30, 2023 to $27.0 million in the six months ended June 30, 2024, as we increased the number of fulfillment centers to 40 globally in the six months ended June 30, 2024, compared to 21 fulfillment centers in the six months ended June 30, 2023;
◦an increase in staff cost by 159.5% from $4.2 million in the six months ended June 30, 2023 to $10.9 million in the six months ended June 30, 2024 as we increased the number of employees; and
◦an increase in depreciation costs from $0.3 million in the six months ended June 30, 2023 to $2.5 million in the six months ended June 30, 2024.

Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 104.6% from $69.9 million in the six months ended June 30, 2023 to $143.0 million in the six months ended June 30, 2024. Our gross margin increased from 24.9% in the six months ended June 30, 2023 to 25.4% in the six months ended June 30, 2024, primarily due to increase in overall sales supported by broader and larger selection of SKUs in our Marketplace, as well as economies of scale; however, this was partially offset by the increase in rental costs and ocean freight costs, which increased our product and delivery costs.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 107.3% from $16.4 million in the six months ended June 30, 2023 to $34.0 million in the six months ended June 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 125.0% from $6.4 million in the six months ended June 30, 2023 to $14.4 million in the six months ended June 30, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 77.6% from $8.5 million in the six months ended June 30, 2023 to $15.1 million in the six months ended June 30, 2024 primarily relating to share-based compensation expenses incurred for awards granted and vested within Q2 2024, as well as the increased number of sales and marketing personnel and the commission paid to them, and (iii) an increase in advertising expense by 220.0% from $1.0 million in the six months ended June 30, 2023 to $3.2 million in the six months ended June 30, 2024.
General and Administrative Expenses
Our general and administrative expenses increased by 279.1% from $11.0 million in the six months ended June 30, 2023 to $41.7 million in the six months ended June 30, 2024, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 275.9% from $5.4 million in the six months ended June 30, 2023 to $20.3 million in the six months ended June 30, 2024 primarily relating to share-based compensation expenses incurred for awards granted and vested within Q2 2024 and an increased number of staff, (ii) an increase in rental expense by 653.8% from $1.3 million in the six months ended June 30, 2023 to $9.8 million in the six months ended June 30, 2024, primarily because the expenses for certain newly acquired fulfillment centers that are currently under preparation for use were included in rental expense in the six months ended June 30, 2024, as compared to cost of revenues in the six months ended June 30, 2023, as well as an increase in the number of corporate offices in the six months ended June 30, 2024 compared to the previous period, (iii) an increase in professional service expense by 117.4% from $2.3 million in the six months ended June 30, 2023 to $5.0 million in the six months ended June 30, 2024 as we engaged additional professional services from our financial and legal advisors in the six months ended June 30, 2024 compared to the previous period, and (iv) an increase in property insurance expense by 300.0% from $0.4 million in the six months ended June 30, 2023 to $1.6 million in the six months ended June 30, 2024.
Research and Development Expenses
Research and development expenses increased by 308.3% from $1.2 million in the six months ended June 30, 2023 to $4.9 million in the six months ended June 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function, as well as share-based compensation expenses incurred for awards granted and vested to research and development personnel in the six months ended June 30, 2024 compared to the previous period.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $168 thousand in the six months ended June 30, 2024, compared to nil in the six months ended June 30, 2023.
Interest Expense
We had interest expenses of $917 thousand in the six months ended June 30, 2023 and $140 thousands in the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in the balance of finance lease liabilities.
Interest Income
We had interest income of $1.1 million in the six months ended June 30, 2023 and $3.9 million in the six months ended June 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the six months ended June 30, 2024 compared to the previous period.

Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange gains, net of $0.6 million in the six months ended June 30, 2023, compared to foreign currency exchange losses, net of $3.8 million in the six months ended June 30, 2024, primarily attributable to the appreciation of U.S. dollars against Japanese Yen in the six months ended June 30, 2024.
Government Grants
We had government grant of $8 thousand and $395 thousand in the six months ended June 30, 2023 and 2024, respectively.
Others, net
Others losses, net was $22 thousand and others gains, net was $184 thousand in the six months ended June 30, 2023 and 2024, respectively.
Income Tax Expense
We had income tax expense of $8.0 million and $8.2 million in the six months ended June 30, 2023 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $34.3 million and $54.2 million in the six months ended June 30, 2023 and 2024, respectively.
Segment Information for the Three and Six Months Ended June 30, 2023 and 2024
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and June 30, 2024 was as follows:

	December 31, 2023	June 30, 2024
	(In thousands)
	(unaudited)
The United States	$400,554	$490,358
Others	22,982	27,798
Total long-lived assets	$423,536	$518,156
Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues	$43,278	$85,378	$78,374	$152,793
Platform commission	2,591	4,479	4,893	8,077
Hong Kong	2,591	4,479	4,893	8,077
Ocean transportation service	3,936	15,504	6,707	25,305
United States	3,892	15,436	6,655	25,177
Others(1)	44	68	52	128
Warehousing service	5,304	9,589	10,961	18,916
United States	5,111	9,326	10,531	18,416
Others(1)	193	263	430	500
Last-mile delivery service	22,916	41,550	41,524	72,305
United States	22,027	38,090	40,036	66,578
Others(1)	889	3,460	1,488	5,727
Packaging service	3,920	7,686	6,788	13,965
United States	3,684	6,921	6,376	12,674
Others(1)	236	765	412	1,291
Others	4,611	6,570	7,501	14,225
United States	4,390	5,985	7,191	13,553
Others(1)	221	585	310	672
Product revenues	109,852	225,489	202,553	409,151
United States	79,583	169,067	150,088	309,388
Japan	11,383	10,579	21,574	20,520
Germany	13,923	40,092	23,263	69,365
Others(1)	4,963	5,751	7,628	9,878
Total revenues	$153,130	$310,867	$280,927	$561,944
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2023 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(In thousands)
Net income	$18,390	$26,969	$34,331	$54,164
Add: Income tax expense	4,269	2,065	8,025	8,190
Add: Interest expense	804	59	917	140
Less: Interest income	(484)	(2,244)	(1,074)	(3,853)
Add: Depreciation and amortization	380	2,064	760	4,145
Add: Share-based compensation expense	1,510	13,872	1,757	14,147
Add: Non-recurring items(1)	—	(41)	—	308
Adjusted EBITDA	$24,869	$42,744	$44,716	$77,241
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded gains of $41 thousand in the three months ended June 30, 2024 and net losses of $308 thousands in the six months ended June 30, 2024. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income per ordinary share – diluted	$0.45	$0.65	$0.84	$1.32
Adjustments, per ordinary share:
Add: Income tax expense	0.10	0.05	0.20	0.20
Add: Interest expense	0.02	—	0.02	—
Less: Interest income	(0.01)	(0.05)	(0.03)	(0.09)
Add: Depreciation and amortization	0.01	0.05	0.02	0.10
Add: Share-based compensation expenses	0.04	0.33	0.04	0.34
Add: Non-recurring items(1)	—	—	—	0.01
Adjusted EPS – diluted	$0.61	$1.03	$1.09	$1.88

Weighted average number of ordinary shares outstanding - diluted	40,941,904	41,407,207	40,852,439	41,150,585
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded gains of $41 thousand in the three months ended June 30, 2024 and net losses of $308 thousands in the six months ended June 30, 2024. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of June 30, 2024, we had $185.6 million in cash and cash equivalents and $0.9 million in restricted cash.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $50 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. In July 2024, we renewed the credit facility with a maturity date of June 30, 2026. As of the date of this quarterly report, we have not made any draw down from this credit facility.

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
The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$38,641	$34,417
Net cash used in investing activities	(158)	(30,403)
Net cash used in financing activities	(1,054)	(1,149)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(101)	(505)
Net increase in cash, cash equivalents and restricted cash	$37,328	$2,360
Cash, cash equivalents and restricted cash at the beginning of the period	$145,076	$184,168
Cash, cash equivalents and restricted cash at the end of the period	$182,404	$186,528
Operating Activities
Net cash provided by operating activities in the six months ended June 30, 2024 was $34.4 million. This was attributable to net income of $54.2 million, primarily adjusted by (i) operating lease of $19.0 million, (ii) share-based compensation of $14.1 million for awards granted and vested within Q2 2024, (iii) deferred tax of $6.9 million and (iv) depreciation and amortization of $4.1 million; and the changes in working capital, which primarily consisted of (i) an increase of $68.0 million in inventory, (ii) an increase of $16.8 million in accrued expenses and other current liabilities, (iii) an increase of $11.1 million in accounts receivable, and (iv) an increase of $9.9 million in accounts payable.
Net cash provided by operating activities in the six months ended June 30, 2023 was $38.6 million. This was attributable to net income of $34.3 million, primarily adjusted by (i) share-based compensation of $1.8 million, (ii) inventory write-down of $1.3 million and (iii) operating lease of $0.9 million; and the changes in working capital, which primarily consisted of (i) an increase of $9.9 million in accrued expenses and other current liabilities, (ii) an increase of $7.8 million in inventories, (iii) an increase of $3.3 million in accounts receivable, (iv) an increase of $2.9 million in accounts payable and (v) an increase of $2.2 million in prepayments and other assets.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2024 was $30.4 million, consisting of purchases of investments of $21.8 million and cash paid for purchase of property and equipment of $10.2 million, partially offset by cash received from disposal of property and equipment of $1.6 million.

Net cash used in investing activities in the six months ended June 30, 2023 was $0.2 million, consisting solely of cash paid for purchase of property and equipment.
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2024 was $1.1 million, consisting solely of repayment of finance lease obligations.
Net cash used in financing activities in the six months ended June 30, 2023 was $1.1 million, consisting of repayment of finance obligations of $0.9 million and repayment of bank loans of $0.1 million.
Share Repurchase Program
In June 2023, we announced that our board of directors approved a share repurchase program to repurchase up to US$25.0 million of our Class A ordinary shares over the next 12 months. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance. During the second quarter of 2024, we did not make any repurchase of our Class A ordinary shares. Since the establishment of the share repurchase program to June 30, 2024, we have repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $0.2 million and $10.2 million in June 30, 2023 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2024:

		Payment Due by Year
	Total	Within 2024	2025 – 2027	After 2028

	(In thousands)
Lease commitment(1)
Operating leases	$583,005	$43,464	$311,183	$228,358
Finance leases	836	552	209	75
Total	$583,841	$44,016	$311,392	$228,433
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of June 30, 2024.
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
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the six months ended June 30, 2024 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended June 30, 2024, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2023 Form 10-K.
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
Based upon that evaluation, our management has concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective because we identified two material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, the United States District Court for the Central District of California granted the parties’ stipulations to transfer both cases to United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint Sashi Rajan and Meir Spear as co-lead plaintiffs. On March 18, 2024, lead plaintiffs filed the first amended complaint against us and certain of our current and former directors and officers, alleging that defendants made false and misleading statements concerning our use of artificial intelligence and machine learning in violation of U.S. securities laws. On May 17, 2024, we filed a motion to dismiss lead plaintiffs’ claims. On May 20, 2024, the Court entered an order giving lead plaintiffs one opportunity to amend their complaint to address issues raised in the May 17, 2024 motion to dismiss. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleges both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. We believe that the claims asserted in the second amended complaint are without merit and will seek their dismissal. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, we do not believe that the matters are likely to have a material impact on our financial condition.
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

From the launch of the share repurchase program on June 14, 2023 to June 30, 2024, we have repurchased an aggregate of approximately 215,000 Class A ordinary shares in the open market at a total consideration of approximately $1.6 million pursuant to the share repurchase program.
During our second quarter of 2024 covered in this quarterly report, we did not repurchase any of our Class A ordinary shares.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
On June 26, 2024, Mr. Xin Wan, our Chief Technology Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, for the sale of up to 150,000 shares of our Class A ordinary shares held indirectly through Dongsi Tou Tiao Limited. Dongsi Tou Tiao Limited is controlled and managed by Dongsi Tou Tiao Trust, a trust established under a trust deed dated July 13, 2021 between us and Futu Trustee as trustee. The trust’s beneficiaries are certain of our directors and executive officers, including Mr. Wan. Mr. Wan's trading arrangement is scheduled to expire no later than December 31, 2024.
Except for the foregoing, during the three months ended June 30, 2024, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description of Document

3.1
Eighth Amended and Restated Memorandum and Articles of Association of GigaCloud Technology Inc, as currently in effect (incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on June 14, 2024)

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
Date: August 6, 2024

GigaCloud Technology Inc

By:	/s/ Kwok Hei David Lau
Name:	Kwok Hei David Lau
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: August 6, 2024