Form 10-Q
period 2024-09-30
GigaCloud Technology Inc
filed 2024-11-07
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of outstanding shares of the issuer’s ordinary shares as of October 31, 2024 was 40,971,655, consisting of 32,894,923 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 46,023 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 618,781 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended September 30, 2024
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$183,283	$217,581
Restricted cash	885	746
Investments	—	42,170
Accounts receivable, net	58,876	62,549
Inventories	132,247	183,322
Prepayments and other current assets	17,516	21,354
Total current assets	392,807	527,722
Non-current assets
Operating lease right-of-use assets	398,922	476,027
Property and equipment, net	24,614	29,010
Intangible assets, net	8,367	6,739
Goodwill	12,586	12,586
Deferred tax assets	1,440	8,325
Other non-current assets	8,173	12,934
Total non-current assets	454,102	545,621
Total assets	$846,909	$1,073,343
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	September 30, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (including accounts payable of VIEs without recourse to the Company of $11,563 and nil as of December 31, 2023 and September 30, 2024, respectively)	$69,757	$66,745
Contract liabilities (including contract liabilities of VIEs without recourse to the Company of $736 and nil as of December 31, 2023 and September 30, 2024, respectively)	5,537	5,331
Current operating lease liabilities (including current operating lease liabilities of VIEs without recourse to the Company of $1,305 and nil as of December 31, 2023 and September 30, 2024, respectively)	57,949	84,865
Income tax payable (including income tax payable of VIEs without recourse to the Company of $3,644 and nil as of December 31, 2023 and September 30, 2024, respectively)	15,212	20,805
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of VIEs without recourse to the Company of $2,774 and nil as of December 31, 2023 and September 30, 2024, respectively)	57,319	69,586
Total current liabilities	205,774	247,332
Non-current liabilities
Operating lease liabilities, non-current (including operating lease liabilities, non-current of VIEs without recourse to the Company of $553 and nil as of December 31, 2023 and September 30, 2024, respectively)	343,511	418,915
Deferred tax liabilities	3,795	2,714
Finance lease obligations, non-current	111	470
Non-current income tax payable	3,302	3,525
Total non-current liabilities	350,719	425,624
Total liabilities	$556,493	$672,956
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	December 31, 2023	September 30, 2024
Shareholders’ equity
Treasury shares, at cost (294,029 and 261,224 shares held as of December 31, 2023 and September 30, 2024, respectively)	$(1,594)	$(1,594)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 31,738,632 and 33,559,727 shares issued as of December 31, 2023 and September 30, 2024, respectively, 31,455,148 and 33,298,503 shares outstanding as of December 31, 2023 and September 30, 2024, respectively)	1,584	1,677
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 9,326,732 and 8,076,732 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively)	466	403
Additional paid-in capital	111,736	127,360
Accumulated other comprehensive income (loss)	526	(6)
Retained earnings	177,698	272,547
Total shareholders’ equity	290,416	400,387
Total liabilities and shareholders’ equity	$846,909	$1,073,343
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues
Service revenues	$51,474	$100,373	$129,848	$253,166
Product revenues	126,693	202,943	329,246	612,094
Total revenues	178,167	303,316	459,094	865,260
Cost of revenues
Services	40,375	78,292	103,924	206,763
Product sales	88,934	147,773	236,374	438,251
Total cost of revenues	129,309	226,065	340,298	645,014
Gross profit	48,858	77,251	118,796	220,246
Operating expenses
Selling and marketing expenses	10,951	18,605	27,382	52,645
General and administrative expenses	5,831	15,296	16,878	56,965
Research and development expenses	377	2,582	1,581	7,435
Losses on disposal of property and equipment	—	45	—	213
Total operating expenses	17,159	36,528	45,841	117,258
Operating income	31,699	40,723	72,955	102,988
Interest expense	(215)	(87)	(1,132)	(227)
Interest income	937	2,703	2,011	6,556
Foreign currency exchange gains (losses), net	(2,723)	3,337	(2,153)	(479)
Government grants	78	21	473	29
Others, net	15	1,177	(7)	1,361
Income before income taxes	29,791	47,874	72,147	110,228
Income tax expense	(5,589)	(7,189)	(13,614)	(15,379)
Net income	$24,202	$40,685	$58,533	$94,849
Net income attributable to ordinary shareholders	24,202	40,685	58,533	94,849
Foreign currency translation adjustment, net of nil income taxes	(9)	(173)	(510)	(551)
Net unrealized gains on available-for-sale investments	—	17	—	19
Total other comprehensive loss	(9)	(156)	(510)	(532)
Comprehensive Income	$24,193	$40,529	$58,023	$94,317
Net income per ordinary share
—Basic	$0.59	$0.98	$1.43	$2.30
—Diluted	$0.59	$0.98	$1.43	$2.30
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	40,769,219	41,364,886	40,794,241	41,150,372
—Diluted	40,878,759	41,395,001	40,881,065	41,258,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2023	31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income	—	—	—	—	—	—	—	—	—	58,533	58,533
Share-based compensation	284,404	14	—	—	(4,611,421)	230	81	2,279	—	—	2,604
Shares repurchase	(215,201)	—	—	—	215,201	(1,594)	—	—	—	—	(1,594)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	—	(510)	—	(510)
Balance as of September 30, 2023	31,427,017	$1,582	9,326,732	$466	227,819	$(1,595)	$—	$111,328	$294	$142,123	$254,198

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2024	31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$111,736	$526	$177,698	$290,416
Net income	—	—	—	—	—	—	—	—	94,849	94,849
Shares held for share-based compensation	—	—	—	—	500,000	—	—	—	—	—
Share-based compensation	579,983	29	—	—	(532,805)	—	15,625	—	—	15,654
Exercise of warrants	13,372	1	—	—	—	—	(1)	—	—	—
Re-designated ordinary shares from Class B to Class A	1,250,000	63	(1,250,000)	(63)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(551)	—	(551)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	19	—	19
Balance as of September 30, 2024	33,298,503	$1,677	8,076,732	$403	261,224	$(1,594)	$127,360	$(6)	$272,547	$400,387

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of July 1, 2023	31,635,720	$1,582	9,326,732	$466	14,958	$(1)	$110,734	$303	$117,921	$231,005
Net income	—	—	—	—	—	—	—	—	24,202	24,202
Share-based compensation	6,498	—	—	—	(2,340)	—	594	—	—	594
Shares repurchase	(215,201)	—	—	—	215,201	(1,594)	—	—	—	(1,594)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(9)	—	(9)
Balance as of September 30, 2023	31,427,017	$1,582	9,326,732	$466	227,819	$(1,595)	$111,328	$294	$142,123	$254,198

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of July 1, 2024	33,286,162	$1,676	8,076,732	$403	272,728	$(1,594)	$125,922	$150	$231,862	$358,419
Net income	—	—	—	—	—	—	—	—	40,685	40,685
Share-based compensation	12,341	1	—	—	(11,504)	—	1,438	—	—	1,439
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(173)	—	(173)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	17	—	17
Balance as of September 30, 2024	33,298,503	$1,677	8,076,732	$403	261,224	$(1,594)	$127,360	$(6)	$272,547	$400,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net income	$58,533	$94,849
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	229	373
Inventory write-down	888	703
Loss on other assets	—	327
Deferred tax	(141)	(7,957)
Share-based compensation	2,074	15,580
Depreciation and amortization	1,150	6,253
Loss (gain) from disposal of property and equipment	(2)	213
Operating lease	1,332	25,196
Unrealized foreign currency exchange losses (gains)	248	(2,024)
Others	—	1,058
Changes in operating assets and liabilities:
Accounts receivable	(4,549)	(3,836)
Inventories	(4,924)	(52,645)
Prepayments and other assets	(6,934)	(5,229)
Accounts payable	8,347	(3,125)
Contract liabilities	1,771	(104)
Income tax payable	5,651	5,921
Accrued expenses and other current liabilities	19,049	14,107
Net cash provided by operating activities	$82,722	$89,660
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(823)	(14,038)
Cash received from disposal of property and equipment	2	1,700
Purchases of investments	—	(53,547)
Sale and maturities of investments	—	11,843
Advances paid for the acquisition	(8,500)	—
Net cash used in investing activities	$(9,321)	$(54,042)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from financing activities:
Repayment of finance lease obligations	$(1,650)	$(1,589)
Repayment of bank loans	(190)	—
Payment of share repurchase	(1,594)	—
Net cash used in financing activities	$(3,434)	$(1,589)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(151)	130
Net increase in cash, cash equivalents and restricted cash	69,816	34,159
Cash, cash equivalents and restricted cash at the beginning of the period	145,076	184,168
Cash, cash equivalents and restricted cash at the end of the period	$214,892	$218,327
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,132	$227
Cash paid for income taxes	$8,104	$18,889
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
In January 2024, the Company terminated the Account Control Agreements with four of its consolidated VIEs, B.T.M TRAVEL AND TRADING LTD, COMHARBOR LIMITED, BRIHOME LIMITED which are located in United Kingdom (the “U.K.”), and Decobus Handel GmbH which is located in Germany. Concurrently with the termination, the Company acquired 100% equity interest of the four entities from its nominal shareholder with nominal consideration through capital contribution. As of September 30, 2024, the Group had no consolidated VIEs. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 included the financial statements of the Company and its subsidiaries.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less. Cash that is restricted for withdrawal or use is reported separately on the unaudited condensed consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee.
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	December 31, 2023	September 30, 2024
	(In thousands)
Cash and cash equivalents	$183,283	$217,581
Restricted cash	885	746
Total cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows	$184,168	$218,327

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and nine months ended September 30, 2023 and 2024.
One customer individually represented greater than 10.0% of total accounts receivable balance of the Group as of December 31, 2023 and September 30, 2024, respectively.

	December 31, 2023	September 30, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	30.2%	15.2%
During the three and nine months ended September 30, 2024, one service provider individually represented 17.2% and 18.2% of total purchases, and no other vendor accounted for 10% or more of total purchases.
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
Accounts receivable (Note 3), derived from product sales and provision of services on the Group’s GigaCloud Marketplace, as well as amounts due from third-party payment platforms derived from payment from individual customers collected by third-party payment platforms on behalf of the Group, are exposed to credit risk. The assessment of the counterparties’ creditworthiness is primarily based on past history of making payments when due and current ability to pay, taking into account information specific to the counterparties as well as pertaining to the economic environment in which the counterparties operate. Based on this analysis, the Group determines what credit terms, if any, to offer to each counterparty individually. If the assessment indicates a likelihood of collection risk, the Group will not deliver the services or sell the products to or through the counterparties or require the counterparties to pay cash in time to secure payment.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and September 30, 2024 was as follows:

	December 31, 2023	September 30, 2024
	(In thousands)
The United States	$400,554	$476,306
Others	22,982	28,731
Total long-lived assets	$423,536	$505,037
Revenues reported are attributed to geographic areas based on locations of the Company’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Marketplace is located. Revenues by geographic regions for the three and nine months ended September 30, 2023 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues by geographic regions:	(In thousands)
Service revenues	$51,474	$100,373	$129,848	$253,166
Platform commission	2,796	4,245	7,689	12,322
Hong Kong	2,796	4,245	7,689	12,322
Ocean transportation service	5,442	26,242	12,149	51,547
United States	5,420	25,984	12,075	51,161
Others(1)	22	258	74	386
Warehousing service	5,828	12,603	16,789	31,519
United States	5,637	12,322	16,168	30,738
Others(1)	191	281	621	781
Last-mile delivery service	27,763	37,244	69,287	109,549
United States	26,641	31,583	66,677	98,161
Germany	951	5,220	1,907	10,315
Others(1)	171	441	703	1,073
Packaging service	4,529	7,480	11,317	21,445
United States	4,205	6,463	10,581	19,137
Germany	247	910	474	2,035
Others(1)	77	107	262	273
Drayage service	2,814	4,706	6,794	11,873
United States	2,785	4,566	6,728	11,718
Others(1)	29	140	66	155
Others	2,302	7,853	5,823	14,911
United States	2,083	7,699	5,331	14,100
Others(1)	219	154	492	811
Product revenues	126,693	202,943	329,246	612,094
United States	90,413	138,258	240,501	447,646
Japan	10,926	12,277	32,500	32,797
Germany	21,649	46,764	44,912	116,129
Others(1)	3,705	5,644	11,333	15,522
Total revenues	$178,167	$303,316	$459,094	$865,260
_____________________
(1) No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three and nine months ended September 30, 2023 and 2024.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
•Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full-term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Investments and cash equivalents are measured at fair value on a recurring basis. As of September 30, 2024, investments on the condensed consolidated balance sheets include time deposits and U.S. treasury securities, with maturity of three months to twelve months. Cash equivalents on the condensed consolidated balance sheets include money market instruments.

Treasury securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income (loss)”. The related unrealized gains recorded in accumulated other comprehensive income were nil and $19 thousand as of September 30, 2023 and 2024. No realized gains or losses were recorded for the three and nine months ended September 30, 2023, and $2 thousand for the three and nine months ended September 30, 2024. As of September 30, 2024, all available-for-sale securities are expected to mature within one year.

		As of September 30, 2024
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
Money market instruments	Cash and cash equivalents	$50,943	$50,965
U.S. treasury securities(2)	Investments	11,822	11,841
Time deposits	Investments	30,002	30,329
		$92,767	$93,135
_____________________
(1) Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31, 2023	September 30, 2024
	(In thousands)
Accounts receivable	$59,376	$63,422
Less: allowance for doubtful accounts	(500)	(873)
Accounts receivable, net	$58,876	$62,549

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Balance as of the beginning of the period	$(240)	$(807)	$(237)	$(500)
Additions charged to bad debt expense	(226)	(66)	(229)	(373)
Balance as of the end of the period	$(466)	$(873)	$(466)	$(873)
4. INVENTORIES
Inventories consisted of the following:

	December 31, 2023	September 30, 2024
	(In thousands)
Products available for sale	$92,059	$143,684
Goods in transit	40,188	39,638
Inventories	$132,247	$183,322

5. LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancelable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain fulfillment center storage shelves and certain forklifts used in the fulfillment centers are leased under finance leases, which have a fixed lease term of three to five years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31, 2023	September 30, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$398,922	$476,027
Finance lease right-of-use assets	Property and equipment, net	8,616	2,837
Total right-of-use assets		$407,538	$478,864

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2023	September 30, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(57,949)	$(84,865)
Finance lease liabilities	Accrued expenses and other current liabilities	(1,666)	(213)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(343,511)	(418,915)
Finance lease liabilities	Finance lease obligations, non-current	(111)	(470)
Total lease liabilities		$(403,237)	$(504,463)
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Operating lease cost	$8,027	$27,136	$23,902	$75,644
Finance lease cost
Amortization of right-of-use assets	153	119	487	390
Interest on lease liabilities	118	33	449	138
Short-term lease costs	122	174	215	584
Total	$8,420	$27,462	$25,053	$76,756
Lease terms and discount rates are as follows:

	December 31, 2023	September 30, 2024
Weighted average remaining lease term (years):
Operating leases	6.45	5.71
Finance leases	0.84	3.81

Weighted average discount rate:
Operating leases	3.23%	3.61%
Finance leases	18.18%	12.59%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of September 30, 2024, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2024	$23,366	$137
Year Ended December 31, 2025	105,184	179
Year Ended December 31, 2026	106,469	162
Year Ended December 31, 2027	101,641	155
Year Ended December 31, 2028	91,349	154
Thereafter	137,340	55
Total lease payments	565,349	842
Less: imputed interest	(61,569)	(159)
Present value of lease liabilities	$503,780	$683
6. ORDINARY SHARES
On July 1, 2022, the Group entered into an agreement with Aegis Capital Corp. (the “Underwriter”), pursuant to which the Group agreed to issue warrants to the Underwriter upon the completion of its Initial Public Offering (the “IPO”) as additional compensation for the Underwriter’s services, which entitles the Underwriter to purchase up to 1.0% of Class A ordinary shares sold in the IPO in the par value of $0.05 per share, at the exercise price of 150% of the public offering price of $12.25 per share.
In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. The shares were issued on February 16, 2024, February 23, 2024 and February 28, 2024. All warrants of the Underwriter have been exercised as of September 30, 2024.
In March 2024, 1,250,000 Class B ordinary shares were converted into equivalent number of Class A ordinary shares.
7. SHARE-BASED COMPENSATION
Restricted shares (the “RS”)
A summary of the Company’s restricted shares for the three and nine months ended September 30, 2024 were presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 1, 2024	1,471	$0.0015
Vested	(1,471)	0.0015
Outstanding as of September 30, 2024	—	—
Expect to be vested at September 30, 2024	—	$—

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	10,545	$0.0015
Vested	(10,545)	0.0015
Outstanding as of September 30, 2024	—	—
Expect to be vested at September 30, 2024	—	$—
As of September 30, 2024, no unvested restricted shares remained.
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
On September 26, 2024, the Group granted 76 and 8,917 RSUs to its employee and advisor, respectively, with no exercise price. All of these RSUs vested on the grant date with no service condition stipulated.
A summary of the Company’s RSU activities for the three and nine months ended September 30, 2024 were presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of July 1, 2024	966,257	$20.04
Granted	8,993	21.74
Outstanding as of September 30, 2024	975,250	20.05
Exercisable as of September 30, 2024	824,990	$18.09

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2024	412,397	$5.23
Granted	567,094	30.72
Forfeited	(4,241)	5.01
Outstanding as of September 30, 2024	975,250	20.05
Exercisable as of September 30, 2024	824,990	$18.09
As of September 30, 2024, unrecognized compensation expenses of $2,316 thousand relating to the 150,260 unvested RSUs would be recognized in the next twelve months.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. INCOME TAX
The Company’s provision for income tax in estimating the annual effective tax rate for the nine months ended September 30, 2023 and 2024 was $13,614 thousand and $15,379 thousand respectively, representing effective income tax rates of 18.9% and 15.6%, respectively. Certain tax filing differences are not considered in estimating the effective income tax rate applied year to date.
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
9. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Numerator:
Net income	$24,202	$40,685	$58,533	$94,849
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	40,769,219	41,364,886	40,794,241	41,150,372
- Diluted	40,878,759	41,395,001	40,881,065	41,258,416
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.59	$0.98	$1.43	$2.30
- Diluted	$0.59	$0.98	$1.43	$2.30
12,618 unvested RSs with the exercise price of US$7.48 per share are included in the calculation of diluted net income per ordinary share for the three months ended September 30, 2023 but excluded for the nine months ended September 30, 2023 under the treasury stock method, as their exercise prices are higher than the average fair market value of the Company's ordinary shares for the nine months ended September 30, 2023, representing out-of-money impact from the holder's perspective.
For the three and nine months ended September 30, 2023 and 2024, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
RSU	104,888	29,609	86,824	104,153
RS	4,652	506	—	3,891

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. REVENUES
The Group’s revenues are disaggregated by major product and service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2023	2024	2023	2024
	(In thousands)
Service revenues
Platform commission	$2,796	$4,245	$7,689	$12,322
Ocean transportation service	5,442	26,242	12,149	51,547
Warehousing service	5,828	12,603	16,789	31,519
Last-mile delivery service	27,763	37,244	69,287	109,549
Packaging service	4,529	7,480	11,317	21,445
Drayage service(1)	2,814	4,706	6,794	11,873
Others(2)	2,302	7,853	5,823	14,911
Total service revenues	51,474	100,373	129,848	253,166

Product revenues
Product sales to B	14,706	47,998	42,250	173,400
Product sales to C	31,570	49,015	75,385	139,784
Off-platform ecommerce	46,276	97,013	117,635	313,184
GigaCloud 1P	80,417	105,796	211,611	298,397
Others	—	134	—	513
Total product revenues	126,693	202,943	329,246	612,094
Revenues	$178,167	$303,316	$459,094	$865,260

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2023	2024	2023	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$41,846	$81,933	$105,018	$207,951
Revenue from goods or services transferred to customers at a point in time	136,321	221,383	354,076	657,309
Revenues	$178,167	$303,316	$459,094	$865,260

_____________________
(1) For the three and nine months ended September 30, 2024, service revenues have been reclassified to separately disclose drayage service revenue, which was previously reported under “Others”. This reclassification is intended to provide more relevant information regarding drayage service revenue, which has grown to a level warranting separate disclosure. Comparative figures were reclassified to conform to this presentation.

(2) No revenues classified as “Others” exceeded 10% of the Group’s total revenues for the three and nine months ended September 30, 2023 and 2024.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Balance as of beginning of the period	$2,093	$6,497	$2,001	$5,537
Revenue recognized from opening balance of contract liabilities	(2,093)	(6,497)	(2,001)	(5,537)
Increase due to cash received	115,249	161,882	291,604	436,035
Revenue recognized from cash received during the period	(111,481)	(156,605)	(287,832)	(430,721)
Foreign exchange effect	(33)	54	(37)	17
Balance as of end of the period	$3,735	$5,331	$3,735	$5,331
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

On March 9, 2024, one of our fulfillment centers in Japan experienced a fire. The fire destroyed our inventories located within the fulfillment center. The Group recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. As of September 30, 2024, the Group determined that partial recovery of the incurred losses is probable and recorded an insurance receivable and insurance recovery of $1.7 million. As of October 2024, the Group received $1.9 million in insurance proceeds for the claim.

The Group may incur certain costs in connection with the reconstruction efforts of the leased fulfillment center following the fire. Notably, our insurance coverage extends to damages incurred by third parties. As of the date the unaudited condensed financial statements were issued, the Group is unable to reasonably estimate the extent of these costs. Consequently, no specific provision has been accrued in our financial statements related to the reconstruction efforts of the leased fulfillment center. We remain committed to monitoring the situation closely and will adjust our estimates accordingly as more information becomes available in subsequent reporting periods. As of September 30, 2024, the Group did not expect liabilities arising from reconstruction efforts, net of insurance recoveries, to materially adversely affect the Group’s unaudited condensed consolidated results of operations or its financial condition.

The Group had no other material commitments or long-term obligations as of September 30, 2024.
12. SUBSEQUENT EVENTS
On September 3, 2024, the Group's board of directors approved a share repurchase program to repurchase up to $46.0 million of its Class A ordinary shares over the next 12 months. Subsequent to September 30, 2024, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of November 6, 2024, the Group

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
repurchased a total of 468,559 Class A ordinary shares at an average price of $24.35, totaling approximately $11.4 million. Direct and incremental cost incurred in relation to the repurchase were $18.7 thousand.

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
Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others, by facilitating transactions between sellers and buyers in our GigaCloud Marketplace.
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

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$178,167	$303,316	$459,094	$865,260
Gross profit	48,858	77,251	118,796	220,246
Operating income	31,699	40,723	72,955	102,988
Net income	24,202	40,685	58,533	94,849
Net income per ordinary share
—Basic	$0.59	$0.98	$1.43	$2.30
—Diluted	$0.59	$0.98	$1.43	$2.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$29,776	$48,799	$74,492	$126,040
Adjusted EPS – diluted	$0.74	$1.15	$1.82	$3.06
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended September 30,
Key Operating Metrics:	2023	2024
GigaCloud Marketplace GMV (in $ thousands)	$684,745	$1,233,601
Active 3P sellers	741	1,051
3P seller GigaCloud Marketplace GMV (in $ thousands)	$369,512	$635,465
Active buyers	4,602	8,535
Spend per active buyer (in $)	$148,793	$144,534
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased from $684.7 million in the 12 months ended September 30, 2023 to $1,233.6 million in the 12 months ended September 30, 2024, representing a growth of 80.2% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continues to gain scale and market position. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which have been reflected in our GigaCloud Marketplace GMV starting April 1, 2024.

Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased from 741 in the 12 months ended September 30, 2023 to 1,051 in the 12 months ended September 30, 2024, representing an increase of 41.8% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers increased from 22,101 as of December 31, 2023 to 33,086 as of September 30, 2024. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $369.5 million in the 12 months ended September 30, 2023 and $635.5 million in 12 months ended September 30, 2024, representing an increase of 72.0% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 54.0% and 51.5% of total GigaCloud Marketplace GMV in the 12 months ended September 30, 2023 and September 30, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased from 4,602 in the 12 months ended September 30, 2023 to 8,535 in the 12 months ended September 30, 2024, representing an increase of 85.5% period-over-period. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product categories, and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace was $148,793 in the 12 months ended September 30, 2023, compared to $144,534 in the 12 months ended September 30, 2024, representing a slight decrease of 2.9% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We grow spend per active buyer by expanding our product categories, increasing buyers’ purchase frequency and raising the average price per purchase. The slight decrease in spend per active buyer for the 12 months ended September 30, 2024 was primarily due to a higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Our number of active 3P sellers was 1,051 in the 12 months ended September 30, 2024, compared to 741 in the 12 months ended September 30, 2023, representing an increase of 41.8% from 12 months ended September 30, 2023. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.
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
In the 12 months ended September 30, 2024, we had 8,535 active buyers in our marketplace with an average $144,534 spend per active buyer, representing a 85.5% increase in active buyers and a 2.9% decrease in spend per active buyer compared to the 4,602 active buyers in our marketplace with an average $148,793 spend per active buyer in the 12 months ended September 30, 2023, primarily attributable to increased scale and recognition of our marketplace and an increase in the number of global sales channels for buyers to resell products to end customers.
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
Recent global economic uncertainties, inflation, higher interest rates, surge in fuel and transportation costs, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea could impact the demand of products and shipping and freight rates. We expect an increase in our transportation costs in the fourth quarter of 2024 due to seasonal demand surge which may negatively affect our profitability. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, tariffs, interest rates, tax rates and energy costs.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 74.4% and 63.7% of our total revenues in the nine months ended September 30, 2023 and 2024, respectively. We continue to evaluate opportunities to launch additional services.

Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of September 30, 2024, we leased 37 fulfillment centers with an aggregate gross floor area of approximately 10.5 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
Seasonality
Our business is subject to seasonality. We expect the last quarter of the year to be the most active because of the November and December holiday sales period. Our GigaCloud Marketplace GMV is usually the largest in the fourth quarter of a year. It is uncertain whether this is an indicator of industry trends going forward.
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform ecommerce businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others are generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P are generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform ecommerce are generated from product sales of our inventory to and through third-party ecommerce websites.

The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$2,796	1.6	$4,245	1.4	$7,689	1.7	$12,322	1.4
Ocean transportation service	5,442	3.1	26,242	8.7	12,149	2.6	51,547	6.0
Warehousing service	5,828	3.3	12,603	4.2	16,789	3.7	31,519	3.6
Last-mile delivery service	27,763	15.6	37,244	12.3	69,287	15.1	109,549	12.7
Packaging service	4,529	2.5	7,480	2.5	11,317	2.5	21,445	2.5
Drayage service(1)	2,814	1.6	4,706	1.6	6,794	1.5	11,873	1.4
Others(2)	2,302	1.3	7,853	2.6	5,823	1.3	14,911	1.7
Subtotal	51,474	28.9	100,373	33.1	129,848	28.3	253,166	29.3
Product revenues
Off-platform ecommerce	46,276	26.0	97,013	32.0	117,635	25.6	313,184	36.2
GigaCloud 1P	80,417	45.1	105,796	34.9	211,611	46.1	298,397	34.5
Others	—	—	134	—	—	—	513	0.1
Subtotal	126,693	71.1	202,943	66.9	329,246	71.7	612,094	70.7
Total	$178,167	100.0	$303,316	100.0	$459,094	100.0	$865,260	100.0
_____________________
(1) For the three and nine months ended September 30, 2024, service revenues have been reclassified to separately disclose drayage service revenue, which was previously reported under “Others”. This reclassification is intended to provide more relevant information regarding drayage service revenue, which has grown to a level warranting separate disclosure. Comparative figures were reclassified to conform to this presentation.

(2) No revenues classified as “Others” exceeded 10% of the Group’s total revenues for the three and nine months ended September 30, 2023 and 2024.

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues	$51,474	$100,373	$129,848	$253,166
Platform commission	2,796	4,245	7,689	12,322
Hong Kong	2,796	4,245	7,689	12,322
Ocean transportation service	5,442	26,242	12,149	51,547
United States	5,420	25,984	12,075	51,161
Others(1)	22	258	74	386
Warehousing service	5,828	12,603	16,789	31,519
United States	5,637	12,322	16,168	30,738
Others(1)	191	281	621	781
Last-mile delivery service	27,763	37,244	69,287	109,549
United States	26,641	31,583	66,677	98,161
Germany	951	5,220	1,907	10,315
Others(1)	171	441	703	1,073
Packaging service	4,529	7,480	11,317	21,445
United States	4,205	6,463	10,581	19,137
Germany	247	910	474	2,035
Others(1)	77	107	262	273
Drayage service	2,814	4,706	6,794	11,873
United States	2,785	4,566	6,728	11,718
Others(1)	29	140	66	155
Others	2,302	7,853	5,823	14,911
United States	2,083	7,699	5,331	14,100
Others(1)	219	154	492	811
Product revenues	126,693	202,943	329,246	612,094
United States	90,413	138,258	240,501	447,646
Japan	10,926	12,277	32,500	32,797
Germany	21,649	46,764	44,912	116,129
Others(1)	3,705	5,644	11,333	15,522
Total revenues	$178,167	$303,316	$459,094	$865,260
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and nine months ended September 30, 2023 and 2024.
Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We also charge packaging fees in connection with merchandise that we pack and ship.

From time to time in the three and nine months ended September 30, 2024, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of product sales. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$40,375	22.7	$78,292	25.8	$103,924	22.6	$206,763	23.9
Product sales	88,934	49.9	147,773	48.7	236,374	51.5	438,251	50.6
Total	$129,309	72.6	$226,065	74.5	$340,298	74.1	$645,014	74.5
Cost of Services
Cost of services primarily consists of delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Product Sales
Cost of product sales primarily consists of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, rental expenses for fulfillment centers excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions such as Japan and Europe, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.

Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands, except for percentages)
Gross Profit	$48,858	$77,251	$118,796	$220,246
Gross margin (%)	27.4%	25.5%	25.9%	25.5%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$10,951	6.1	$18,605	6.1	$27,382	6.0	$52,645	6.1
General and administrative expenses	5,831	3.3	15,296	5.0	16,878	3.7	56,965	6.6
Research and development expenses	377	0.2	2,582	0.9	1,581	0.3	7,435	0.9
Losses on disposal of property and equipment	—	—	45	—	—	—	213	—
Total operating expenses	$17,159	9.6	$36,528	12.0	$45,841	10.0	$117,258	13.6
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

The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$5,029	2.8	$8,284	2.7	$13,516	2.9	$23,412	2.7
Platform service fees	4,811	2.7	7,710	2.5	11,176	2.4	22,135	2.6
Advertising expenses	729	0.4	1,565	0.5	1,684	0.4	4,809	0.6
Traveling	141	0.1	320	0.1	367	0.1	643	0.1
Others	241	0.1	726	0.2	639	0.1	1,646	0.2
Total selling and marketing expenses	$10,951	6.1	$18,605	6.1	$27,382	6.0	$52,645	6.1
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
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$2,315	1.3	$4,286	1.4	$7,756	1.7	$24,580	2.8
Professional fees	1,466	0.8	2,699	0.9	3,775	0.8	7,698	0.9
Rental and depreciation	799	0.4	4,987	1.6	2,105	0.5	14,805	1.7
Office supplies and utility	481	0.3	482	0.2	1,169	0.3	2,784	0.3
Property insurance	228	0.1	1,147	0.4	675	0.1	2,722	0.3
Others	542	0.3	1,695	0.6	1,398	0.3	4,376	0.5
Total general and administrative expenses	$5,831	3.3	$15,296	5.0	$16,878	3.7	$56,965	6.6
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
Interest Expense
Our interest expense primarily consists of financial lease interest expense for leased equipment used in our fulfillment centers and other facilities in the U.S.
Interest Income
Our interest income primarily consists of interest income from bank deposits, wealth management products and investments.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$51,474	28.9	$100,373	33.1	$129,848	28.3	$253,166	29.3
Product revenues	126,693	71.1	202,943	66.9	329,246	71.7	612,094	70.7
Total revenues	178,167	100.0	303,316	100.0	459,094	100.0	865,260	100.0
Cost of revenues						—		—
Services	40,375	22.7	78,292	25.8	103,924	22.6	206,763	23.9
Product sales	88,934	49.9	147,773	48.7	236,374	51.5	438,251	50.6
Total cost of revenues	129,309	72.6	226,065	74.5	340,298	74.1	645,014	74.5
Gross profit	48,858	27.4	77,251	25.5	118,796	25.9	220,246	25.5
Operating expenses
Selling and marketing expenses	10,951	6.1	18,605	6.1	27,382	6.0	52,645	6.1
General and administrative expenses	5,831	3.3	15,296	5.0	16,878	3.7	56,965	6.6
Research and development expenses	377	0.2	2,582	0.9	1,581	0.3	7,435	0.9
Losses on disposal of property and equipment	—	—	45	—	—	—	213	—
Total operating expenses	17,159	9.6	36,528	12.0	45,841	10.0	117,258	13.6
Operating income	31,699	17.8	40,723	13.4	72,955	15.9	102,988	11.9
Interest expense	(215)	(0.1)	(87)	—	(1,132)	(0.2)	(227)	—
Interest income	937	0.5	2,703	0.9	2,011	0.4	6,556	0.8
Foreign currency exchange gains (losses), net	(2,723)	(1.5)	3,337	1.1	(2,153)	(0.5)	(479)	(0.1)
Government grants	78	—	21	—	473	0.1	29	—
Others, net	15	—	1,177	0.4	(7)	—	1,361	0.2
Income before income taxes	29,791	16.7	47,874	15.8	72,147	15.7	110,228	12.7
Income tax expense	(5,589)	(3.1)	(7,189)	(2.4)	(13,614)	(3.0)	(15,379)	(1.8)
Net income	$24,202	13.6	$40,685	13.4	$58,533	12.7	$94,849	11.0
Comparison of Three Months Ended September 30, 2024 and 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 70.2% from $178.2 million in the three months ended September 30, 2023 to $303.3 million in the three months ended September 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 95.0% from $51.5 million in the three months ended September 30, 2023 to $100.4 million in the three months ended September 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 33.8% from $27.8 million in the three months ended September 30, 2023 to $37.2 million in the three months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;

◦an increase in revenues from ocean transportation services by 385.2% from $5.4 million in the three months ended September 30, 2023 to $26.2 million in the three months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase, as well as an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 117.2% from $5.8 million in the three months ended September 30, 2023 to $12.6 million in the three months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 66.7% from $4.5 million in the three months ended September 30, 2023 to $7.5 million in the three months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from drayage services by 67.9% from $2.8 million in the three months ended September 30, 2023 to $4.7 million in the three months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 50.0% from $2.8 million in the three months ended September 30, 2023 to $4.2 million in the three months ended September 30, 2024 as our GigaCloud Marketplace GMV increased; and
◦an increase in revenues from other services by 243.5% from $2.3 million in the three months ended September 30, 2023 to $7.9 million in the three months ended September 30, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period and inclusion of subscription revenues from Wondersign in the three months ended September 30, 2024.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 31.6% from $80.4 million in the three months ended September 30, 2023 to $105.8 million in the three months ended September 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 109.5% from $46.3 million in the three months ended September 30, 2023 to $97.0 million in the three months ended September 30, 2024. The increase was primarily due to increases in sales channels and increases in sales volume on certain third-party off-platform ecommerce channels.
Cost of Revenues
Our cost of revenues increased by 74.9% from $129.3 million in the three months ended September 30, 2023 to $226.1 million in the three months ended September 30, 2024.
•Our cost of services increased by 93.8% from $40.4 million in the three months ended September 30, 2023 to $78.3 million in the three months ended September 30, 2024, primarily due to:
◦an increase in delivery cost by 87.8% from $29.6 million in the three months ended September 30, 2023 to $55.6 million in the three months ended September 30, 2024 as ocean freight costs and products handled increased during the period;
◦an increase in rental cost by 161.8% from $5.5 million in the three months ended September 30, 2023 to $14.4 million in the three months ended September 30, 2024 as we increased the number of fulfillment centers to 37 globally in the three months ended September 30, 2024 to meet increased demand during the period;
◦an increase in staff cost by 122.2% from $2.7 million in the three months ended September 30, 2023 to $6.0 million in the three months ended September 30, 2024 as we increased the number of employees; and
◦an increase in other cost by 216.7% from $0.6 million in the three months ended September 30, 2023 to $1.9 million in the three months ended September 30, 2024.
•Our cost of product sales increased by 66.3% from $88.9 million in the three months ended September 30, 2023 to $147.8 million in the three months ended September 30, 2024, primarily due to:

◦an increase in product cost by 66.0% from $67.9 million in the three months ended September 30, 2023 to $112.7 million in the three months ended September 30, 2024 as sales volume, as well as shipping costs to procure our inventories, including ocean freight costs, increased during the period;
◦an increase in delivery cost by 19.3% from $11.4 million in the three months ended September 30, 2023 to $13.6 million in the three months ended September 30, 2024 as sales volume increased;
◦an increase in rental cost by 177.6% from $4.9 million in the three months ended September 30, 2023 to $13.6 million in the three months ended September 30, 2024, as we increased the number of fulfillment centers to 37 globally in the three months ended September 30, 2024 to meet increased demand during the period; and
◦an increase in staff cost by 52.6% from $3.8 million in the three months ended September 30, 2023 to $5.8 million in the three months ended September 30, 2024 as we increased the number of employees.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 58.1% from $48.9 million in the three months ended September 30, 2023 to $77.3 million in the three months ended September 30, 2024. Our gross margin decreased from 27.4% in the three months ended September 30, 2023 to 25.5% in the three months ended September 30, 2024, primarily due to lower product gross margin resulting from product procured at increased fulfillment costs, partially offset by a higher service gross margin supported by our fixed rate ocean freight contracts that stabilized costs during the three months ended September 30, 2024.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 69.1% from $11.0 million in the three months ended September 30, 2023 to $18.6 million in the three months ended September 30, 2024, which was primarily due to (i) an increase in staff cost related to selling and marketing personnel by 66.0% from $5.0 million in the three months ended September 30, 2023 to $8.3 million in the three months ended September 30, 2024 as we increased the number of sales and marketing personnel and the commission paid to them, (ii) an increase in platform service fee we incurred on certain third-party ecommerce websites by 60.4% from $4.8 million in the three months ended September 30, 2023 to $7.7 million in the three months ended September 30, 2024 as sales volume and sales channels both increased, and (iii) an increase in advertising expense by 128.6% from $0.7 million in the three months ended September 30, 2023 to $1.6 million in the three months ended September 30, 2024 as we increased our marketing efforts.
General and Administrative Expenses
Our general and administrative expenses increased by 163.8% from $5.8 million in the three months ended September 30, 2023 to $15.3 million in the three months ended September 30, 2024, which was primarily due to (i) an increase in rental expense by 525.0% from $0.8 million in the three months ended September 30, 2023 to $5.0 million in the three months ended September 30, 2024, primarily relating to expenses for certain newly acquired fulfillment centers that are currently under preparation for use that were included in rental expense in the three months ended September 30, 2024, (ii) an increase in staff cost related to general and administrative personnel by 87.0% from $2.3 million in the three months ended September 30, 2023 to $4.3 million in the three months ended September 30, 2024 as we increased the number of staff, (iii) an increase in professional service expense by 80.0% from $1.5 million in the three months ended September 30, 2023 to $2.7 million in the three months ended September 30, 2024 as we engaged additional professional services from our financial and legal advisors in the three months ended September 30, 2024 compared to the previous period, and (iv) an increase in other general and administrative expenses by 240.0% from $0.5 million in the three months ended September 30, 2023 to $1.7 million in the three months ended September 30, 2024.
Research and Development Expenses
Research and development expenses increased by 550.0% from $0.4 million in the three months ended September 30, 2023 to $2.6 million in the three months ended September 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function in the three months ended September 30, 2024 compared to the previous period.

Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $45 thousand in the three months ended September 30, 2024, compared to nil in the three months ended September 30, 2023.
Interest Expense
We had interest expenses of $215.0 thousand in the three months ended September 30, 2023 and $87.0 thousand in the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in the balance of finance lease liabilities.
Interest Income
We had interest income of $0.9 million in the three months ended September 30, 2023 and $2.7 million in the three months ended September 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the three months ended September 30, 2024 compared to the previous period.
Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange losses, net of $2.7 million in the three months ended September 30, 2023, compared to foreign currency exchange gains, net of $3.3 million in the three months ended September 30, 2024, primarily attributable to the appreciation of Japanese Yen and Euros over U.S. dollars in the three months ended September 30, 2024.
Government Grants
We had government grant of $78 thousand and $21 thousand in the three months ended September 30, 2023 and 2024, respectively.
Others, net
Others gains, net was $15 thousand in the three months ended September 30, 2023 and others gains, net was $1,177 thousand in the three months ended September 30, 2024.
Income Tax Expense
We had income tax expense of $5.6 million and $7.2 million in the three months ended September 30, 2023 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $24.2 million and $40.7 million in the three months ended September 30, 2023 and 2024, respectively.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 88.5% from $459.1 million in the nine months ended September 30, 2023 to $865.3 million in the nine months ended September 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 95.1% from $129.8 million in the nine months ended September 30, 2023 to $253.2 million in the nine months ended September 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 58.0% from $69.3 million in the nine months ended September 30, 2023 to $109.5 million in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from ocean transportation services by 325.6% from $12.1 million in the nine months ended September 30, 2023 to $51.5 million in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase, as well as an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 87.5% from $16.8 million in the nine months ended September 30, 2023 to $31.5 million in the nine months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 89.4% from $11.3 million in the nine months ended September 30, 2023 to $21.4 million in the nine months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 59.7% from $7.7 million in the nine months ended September 30, 2023 to $12.3 million in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from drayage services by 75.0% from $6.8 million in the nine months ended September 30, 2023 to $11.9 million in in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase; and
◦an increase in revenues from other services by 156.9% from $5.8 million in the nine months ended September 30, 2023 to $14.9 million in the nine months ended September 30, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period and inclusion of subscription revenues from Wondersign in the nine months ended September 30, 2024.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 41.0% from $211.6 million in the nine months ended September 30, 2023 to $298.4 million in the nine months ended September 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 166.3% from $117.6 million in the nine months ended September 30, 2023 to $313.2 million in the nine months ended September 30, 2024. The increase was primarily due to increases in sales channels and increases in sales volume on certain third-party off-platform ecommerce channels.
Cost of Revenues
Our cost of revenues increased by 89.5% from $340.3 million in the nine months ended September 30, 2023 to $645.0 million in the nine months ended September 30, 2024.
•Our cost of services increased by 99.0% from $103.9 million in the nine months ended September 30, 2023 to $206.8 million in the nine months ended September 30, 2024, primarily due to:
◦an increase in delivery cost by 93.6% from $76.1 million in the nine months ended September 30, 2023 to $147.3 million in the nine months ended September 30, 2024 as ocean freight costs and products handled increased during the period;
◦an increase in rental cost by 146.2% from $14.5 million in the nine months ended September 30, 2023 to $35.7 million in the nine months ended September 30, 2024 as we increased the number of fulfillment centers to 37 globally in the nine months ended September 30, 2024 to meet increased demand during the period;
◦an increase in staff cost by 72.7% from $9.9 million in the nine months ended September 30, 2023 to $17.1 million in the nine months ended September 30, 2024 as we increased the number of employees; and
◦an increase in other cost of services by 300.0% from $0.9 million in the nine months ended September 30, 2023 to $3.6 million in the nine months ended September 30, 2024.
•Our cost of product sales increased by 85.4% from $236.4 million in the nine months ended September 30, 2023 to $438.3 million in the nine months ended September 30, 2024, primarily due to:
◦an increase in product cost by 80.4% from $181.2 million in the nine months ended September 30, 2023 to $326.8 million in the nine months ended September 30, 2024 as sales volume, as well as shipping costs to procure our inventories, including ocean freight costs, increased during the period;

◦an increase in delivery cost by 51.7% from $31.5 million in the nine months ended September 30, 2023 to $47.8 million in the nine months ended September 30, 2024 consistent with the increase in our sales volume;
◦an increase in rental cost by 190.0% from $14.0 million in the nine months ended September 30, 2023 to $40.6 million in the nine months ended September 30, 2024, as we increased the number of fulfillment centers to 37 globally in the nine months ended September 30, 2024 to meet increased demand during the period; and
◦an increase in staff cost by 107.5% from $8.0 million in the nine months ended September 30, 2023 to $16.6 million in the nine months ended September 30, 2024 as we increased the number of employees.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 85.4% from $118.8 million in the nine months ended September 30, 2023 to $220.2 million in the nine months ended September 30, 2024. Our gross margin was 25.9% in the nine months ended September 30, 2023, compared to 25.5% in the nine months ended September 30, 2024. This change was primarily due to a lower service gross margin from increased costs relating to our expanded fulfillment centers network.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 92.0% from $27.4 million in the nine months ended September 30, 2023 to $52.6 million in the nine months ended September 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 97.3% from $11.2 million in the nine months ended September 30, 2023 to $22.1 million in the nine months ended September 30, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 73.3% from $13.5 million in the nine months ended September 30, 2023 to $23.4 million in the nine months ended September 30, 2024 primarily due to higher share-based compensation expenses linked to higher share prices for awards granted and vested in 2024, and (iii) an increase in advertising expense by 182.4% from $1.7 million in the nine months ended September 30, 2023 to $4.8 million in the nine months ended September 30, 2024 as we increased our marketing efforts.
General and Administrative Expenses
Our general and administrative expenses increased by 237.3% from $16.9 million in the nine months ended September 30, 2023 to $57.0 million in the nine months ended September 30, 2024, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 215.4% from $7.8 million in the nine months ended September 30, 2023 to $24.6 million in the nine months ended September 30, 2024 primarily due to higher share-based compensation expenses linked to higher share prices for awards granted and vested in the nine months ended September 30, 2024 and an increased number of staff, (ii) an increase in rental expense by 604.8% from $2.1 million in the nine months ended September 30, 2023 to $14.8 million in the nine months ended September 30, 2024, primarily because the expenses for certain newly acquired fulfillment centers that are currently under preparation for use were included in rental expense in the nine months ended September 30, 2024, as compared to cost of revenues in the nine months ended September 30, 2023, as well as an increase in the number of corporate offices in the nine months ended September 30, 2024 compared to the previous period, (iii) an increase in professional service expense by 102.6% from $3.8 million in the nine months ended September 30, 2023 to $7.7 million in the nine months ended September 30, 2024 as we engaged additional professional services from our financial and legal advisors in the nine months ended September 30, 2024 compared to the previous period, and (iv) an increase in property insurance expense by 285.7% from $0.7 million in the nine months ended September 30, 2023 to $2.7 million in the nine months ended September 30, 2024.
Research and Development Expenses
Research and development expenses increased by 362.5% from $1.6 million in the nine months ended September 30, 2023 to $7.4 million in the nine months ended September 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function, as well as share-based compensation expenses incurred for awards granted and vested to research and development personnel in nine months ended September 30, 2024 compared to the previous period.

Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $213 thousand in the nine months ended September 30, 2024, compared to nil in the nine months ended September 30, 2023.
Interest Expense
We had interest expenses of $1.1 million in the nine months ended September 30, 2023 and $0.2 million in the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in the balance of finance lease liabilities.
Interest Income
We had interest income of $2.0 million in the nine months ended September 30, 2023 and $6.6 million in the nine months ended September 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the nine months ended September 30, 2024 compared to the previous period.
Foreign Currency Exchange Losses, Net
We had foreign currency exchange losses, net of $2.2 million in the nine months ended September 30, 2023, compared to foreign currency exchange losses, net of $0.5 million in the nine months ended September 30, 2024. This was primarily attributable to foreign currency exchange losses from the depreciation of Japanese Yen over U.S. dollars during the first half of 2024, largely offset by the gains from the appreciation of Japanese Yen and Euros over U.S. dollars during the three months ended September 30, 2024.
Government Grants
We had government grant of $473 thousand and $29 thousand in the nine months ended September 30, 2023 and 2024, respectively.
Others, net
Others losses, net was $7 thousand in the nine months ended September 30, 2023 and others gains, net was $1.4 million in the nine months ended September 30, 2024, primarily attributable to foreign currency translation gains from the dissolution of a non-principal subsidiary, as well as net gains from other non-operating income and expenses.
Income Tax Expense
We had income tax expense of $13.6 million and $15.4 million in the nine months ended September 30, 2023 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $58.5 million and $94.8 million in the nine months ended September 30, 2023 and 2024, respectively.
Segment Information for the Three and Nine Months Ended September 30, 2023 and 2024
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2023 and September 30, 2024 was as follows:

	December 31, 2023	September 30, 2024
	(In thousands)
	(unaudited)
The United States	$400,554	$476,306
Others	22,982	28,731
Total long-lived assets	$423,536	$505,037
Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Service revenues	$51,474	$100,373	$129,848	$253,166
Platform commission	2,796	4,245	7,689	12,322
Hong Kong	2,796	4,245	7,689	12,322
Ocean transportation service	5,442	26,242	12,149	51,547
United States	5,420	25,984	12,075	51,161
Others(1)	22	258	74	386
Warehousing service	5,828	12,603	16,789	31,519
United States	5,637	12,322	16,168	30,738
Others(1)	191	281	621	781
Last-mile delivery service	27,763	37,244	69,287	109,549
United States	26,641	31,583	66,677	98,161
Germany	951	5,220	1,907	10,315
Others(1)	171	441	703	1,073
Packaging service	4,529	7,480	11,317	21,445
United States	4,205	6,463	10,581	19,137
Germany	247	910	474	2,035
Others(1)	77	107	262	273
Drayage service	2,814	4,706	6,794	11,873
United States	2,785	4,566	6,728	11,718
Others(1)	29	140	66	155
Others	2,302	7,853	5,823	14,911
United States	2,083	7,699	5,331	14,100
Others(1)	219	154	492	811
Product revenues	126,693	202,943	329,246	612,094
United States	90,413	138,258	240,501	447,646
Japan	10,926	12,277	32,500	32,797
Germany	21,649	46,764	44,912	116,129
Others(1)	3,705	5,644	11,333	15,522
Total revenues	$178,167	$303,316	$459,094	$865,260
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and nine months ended September 30, 2023 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(In thousands)
Net income	$24,202	$40,685	$58,533	$94,849
Add: Income tax expense	5,589	7,189	13,614	15,379
Add: Interest expense	215	87	1,132	227
Less: Interest income	(937)	(2,703)	(2,011)	(6,556)
Add: Depreciation and amortization	390	2,108	1,150	6,253
Add: Share-based compensation expense	317	1,433	2,074	15,580
Add: Non-recurring items(1)	—	—	—	308
Adjusted EBITDA	$29,776	$48,799	$74,492	$126,040
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded net losses of $308 thousands in the nine months ended September 30, 2024. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income per ordinary share – diluted	$0.59	$0.98	$1.43	$2.30
Adjustments, per ordinary share:
Add: Income tax expense	0.14	0.17	0.33	0.37
Add: Interest expense	0.01	—	0.03	0.01
Less: Interest income	(0.02)	(0.07)	(0.05)	(0.16)
Add: Depreciation and amortization	0.01	0.05	0.03	0.15
Add: Share-based compensation expenses	0.01	0.02	0.05	0.38
Add: Non-recurring items(1)	—	—	—	0.01
Adjusted EPS – diluted	$0.74	$1.15	$1.82	$3.06

Weighted average number of ordinary shares outstanding - diluted	40,878,759	41,395,001	40,881,065	41,258,416
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded net losses of $308 thousands in the nine months ended September 30, 2024. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of September 30, 2024, we had $217.6 million in cash and cash equivalents and $0.7 million in restricted cash.
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
The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$82,722	$89,660
Net cash used in investing activities	(9,321)	(54,042)
Net cash used in financing activities	(3,434)	(1,589)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(151)	130
Net increase in cash, cash equivalents and restricted cash	$69,816	$34,159
Cash, cash equivalents and restricted cash at the beginning of the period	$145,076	$184,168
Cash, cash equivalents and restricted cash at the end of the period	$214,892	$218,327
Operating Activities
Net cash provided by operating activities in the nine months ended September 30, 2024 was $89.7 million. This was attributable to net income of $94.8 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments for non-cash items primarily consisted of (i) operating lease of $25.2 million, (ii) share-based compensation of $15.6 million for awards granted and vested during the period, (iii) deferred income tax benefit of $8.0 million, (iv) depreciation and amortization of $6.3 million and (v) unrealized foreign currency exchange gains of $2.0 million. Changes in working capital primarily consisted of (i) an increase of $52.6 million in inventory, (ii) an increase of $14.1 million in accrued expenses and other current liabilities for deposits received or customer payables on our GigaCloud Marketplace, (iii) an increase in income tax payable of $5.9 million, (iv) an increase of $5.2 million in prepayments and other assets, (v) an increase in accounts receivables of $3.8 million and (vi) a decrease of $3.1 million in accounts payable.
Net cash provided by operating activities in the nine months ended September 30, 2023 was $82.7 million. This was attributable to net income of $58.5 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments for non-cash items primarily consisted of (i) share-based compensation of $2.1 million, (ii) depreciation and amortization of $1.2 million and (iii) operating lease of $1.3 million. Changes in working capital primarily consisted of (i) an increase of $19.0 million in accrued expenses and other current liabilities, (ii) an increase of $8.3 million in accounts payable, (iii) an increase of $6.9 million in prepayments and other assets, (iv) an increase of $5.7 million in income tax payable, (v) an increase of $4.9 million in inventories and (vi) an increase of $4.5 million in accounts receivable.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2024 was $54.0 million, consisting of purchases of investments of $53.5 million for U.S. treasury bonds and other wealth management products, and cash paid for purchase of property and equipment of $14.0 million, partially offset by sale and maturities of investments of $11.8 million and cash received from disposal of property and equipment of $1.7 million.
Net cash used in investing activities in the nine months ended September 30, 2023 was $9.3 million, primarily consisting of advances of $8.5 million paid for the Noble House acquisition and cash paid for purchase of property and equipment of $0.8 million.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2024 was $1.6 million, consisting solely of repayment of finance lease obligations.
Net cash used in financing activities in the nine months ended September 30, 2023 was $3.4 million, primarily consisting of repayment of finance obligations of $1.7 million and payment for share repurchase of $1.6 million.
Share Repurchase Program
In June 2023, we announced that our board of directors approved a share repurchase program to repurchase up to US$25.0 million of our Class A ordinary shares over the next 12 months, which expired in June 2024. On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance.
During the third quarter of 2024, we did not make any repurchase of our Class A ordinary shares. Since the establishment of the new share repurchase program, between October 1, 2024 and November 6, 2024, the Company has repurchased an aggregate of 468,559 Class A ordinary shares in the open market at a total consideration of approximately $11.4 million pursuant to a repurchase plan under Rule 10b5-1 of the Exchange Act which we entered into on September 27, 2024.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $0.8 million and $14.0 million in September 30, 2023 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2024:

		Payment Due by Year
	Total	Within 2024	2025 – 2027	After 2028

	(In thousands)
Lease commitment(1)
Operating leases	$565,349	$23,366	$313,294	$228,689
Finance leases	842	137	496	209
Total	$566,191	$23,503	$313,790	$228,898
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of September 30, 2024.
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
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2024 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended September 30, 2024, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2023 Form 10-K.
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
Item 4.       Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, as required by Rule 13a-15(b) under the Exchange Act.
Based upon that evaluation, our management has concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective because we identified two material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures.
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

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. We are currently assessing the operating effectiveness of the remediated or new controls. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, the United States District Court for the Central District of California granted the parties’ stipulations to transfer both cases to United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint Sashi Rajan and Meir Spear as co-lead plaintiffs. On March 18, 2024, lead plaintiffs filed the first amended complaint against us and certain of our current and former directors and officers, alleging that defendants made false and misleading statements concerning our use of artificial intelligence and machine learning in violation of U.S. securities laws. On May 17, 2024, we filed a motion to dismiss lead plaintiffs’ claims. On May 20, 2024, the Court entered an order giving lead plaintiffs one opportunity to amend their complaint to address issues raised in the May 17, 2024 motion to dismiss. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleges both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. We believe that the claims asserted in the second amended complaint are without merit and have moved to dismiss the case. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, we do not believe that the matters are likely to have a material impact on our financial condition.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On June 14, 2023, we announced that our board of directors approved a share repurchase program under which we may purchase up to $25.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period, which expired in June 2024. On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means.
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
During our third quarter of 2024 covered in this quarterly report, we did not repurchase any of our Class A ordinary shares.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
During the three months ended September 30, 2024, none of the directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

GigaCloud Technology Inc

By:	/s/ Larry Lei Wu
Name:	Larry Lei Wu
Title:	Chief Executive Officer (Principal Executive Officer and duly Authorized Officer)
Date: November 7, 2024

GigaCloud Technology Inc

By:	/s/ Xiaoyang Wei
Name:	Xiaoyang Wei
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 7, 2024