Form 10-K
period 2024-12-31
GigaCloud Technology Inc
filed 2025-03-03
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(Address of principal executive offices) (Zip Code)

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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $829.4 million, based on the closing price of the registrant’s Class A ordinary shares on the Nasdaq Global Market on June 30, 2024 of $30.42 per share.
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
The number of outstanding shares of the registrant’s ordinary shares as of February 28, 2025 was 40,066,364, consisting of 31,989,632 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 43,265 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 848,622 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K, or this annual report. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024 to which this annual report relates.

GIGACLOUD TECHNOLOGY INC
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2024

i

INTRODUCTION
Conventions that Apply to this Annual Report
Throughout this annual report, we use a number of terms which are defined as follows:
•“3P seller GigaCloud Marketplace GMV”: the total gross merchandise value of transactions sold through our GigaCloud Marketplace by 3P sellers, before any deductions of value added tax, goods and services tax, shipping charges paid by buyers to sellers and any refunds;
•“Active 3P sellers”: sellers who have sold a product in the GigaCloud Marketplace within the last 12-month period, irrespective of cancellations or returns;
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
•“HK$”: the legal currency of Hong Kong;
•“Hong Kong”: Hong Kong Special Administrative Region of the People’s Republic of China;
•“Hong Kong Subsidiary”: GigaCloud Technology (HongKong) Limited, a wholly-owned subsidiary of GigaCloud Technology Inc in Hong Kong principally for operating the B2B GigaCloud Marketplace;
•“IPO”: the Company’s initial public offering completed on August 22, 2022;
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
•“VIEs”: our former variable interest entities that entered into account control agreements with GigaCloud Technology Inc; and

•“we,” “us,” “our company,” “the Company,” “our,” “our group” or “GigaCloud Group”: GigaCloud Technology Inc, our Cayman Islands holding company, its predecessor entity, together as a group with its subsidiaries.
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
This annual report may contain information derived from various government and private publications. These publications include forward-looking statements, which are subject to risks, uncertainties and assumptions. Although we believe the data and information to be reliable, we have not independently verified the accuracy or completeness of the data and information contained in these publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of the market to grow at the projected rate may have a material and adverse effect on our business and the market price of our Class A ordinary shares. In addition, projections or estimates about our business and financial prospects involve significant risks and uncertainties. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us.” Therefore, you should not place undue reliance on these statements.
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
•We may not be successful in optimizing our fulfillment centers and fulfillment network.
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
•Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial conditions and results of operations and may result in our inability to sustain our growth and expansion strategies.
•There are uncertainties regarding the PRC legal system.
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
•Governmental control of currency conversion may limit our ability to utilize our revenues, transfer or distribute cash within our group effectively and affect the value of your investment.
Risks Related to Our Class A Ordinary Shares
•An active, liquid and orderly market for our Class A ordinary shares may not develop, and you may not be able to resell the shares at or above the purchase price.
•The trading price of our Class A ordinary shares could be highly volatile, and purchasers of our Class A ordinary shares could incur substantial losses.
•The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
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
PART I
ITEM 1.           Business
Business Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. Our B2B ecommerce platform, which we refer to as the “GigaCloud Marketplace,” integrates everything from product discovery to payments to logistics tools into one easy-to-use platform. Our global marketplace seamlessly connects manufacturers, primarily in Asia, with resellers, primarily in the U.S., Asia and Europe, to execute cross-border transactions with confidence, speed and efficiency. We offer a truly comprehensive solution that transports products from manufacturers’ warehouses to end customers, all at one fixed price. We first launched our marketplace in January 2019 by focusing on the global furniture market and have since expanded into additional categories such as home appliances and fitness equipment. GigaCloud Marketplace is one of the fastest growing large parcel B2B marketplaces with over $1,341.4 million, $794.4 million and $518.2 million of GMV transacted in our marketplace in 2024, 2023 and 2022, respectively.
In 2023, we completed the acquisition of Noble House, a leading B2B distributor of indoor and outdoor home furnishings, for an aggregate consideration of approximately $77.6 million, and the acquisition of Wondersign, a cloud-based interactive digital signage and e-catalog management SaaS company, for an aggregate purchase price of approximately $10.0 million.
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
To enhance our marketplace experience, we sell our own products, or 1P products, through the GigaCloud Marketplace and to and through third-party ecommerce websites, such as Rakuten in Japan, and Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S. and OTTO in Germany. These 1P revenues expand our market presence, reduce inventory and logistics risk for suppliers, create more products for buyers, drive volume-based cost efficiencies for sourcing products, provide us with proprietary data and increase the velocity of sales on our marketplace. With the acquisition of Noble House, we further diversified the 1P product variety and offerings for our buyers. 1P revenues derived from the GigaCloud Marketplace and third-party ecommerce websites represented 69.8%, 71.7% and 71.3% of total revenues in 2024, 2023 and 2022, respectively.
We have built a cross-border fulfillment network optimized for large parcel products. We operate fulfillment centers in five countries in the U.S., Japan, the U.K., Germany and Canada, with the U.S. being our largest market. As of December 31, 2024, we operated 35 large-scale fulfillment centers around the world totaling approximately 10.3 million square feet of storage space, covering 16 ports of destination globally with over 30,000 annual containers, and have an extensive shipping and trucking network via partnerships with major shipping, trucking and freight service providers. By servicing the entire supply chain, we offer sellers and buyers in our marketplace enhanced visibility into product inventory, reduced turnover time and decreased transaction costs. On average, we are able to deliver products to end customers within one week of their order and at a fixed rate that is cheaper than standard rates from FedEx and UPS.
We utilize artificial intelligence, or AI, software that generates seller ratings and credit profiles through volume data. Additionally, our AI optimizes routing by organizing incoming orders and rebalancing inventory levels within our fulfillment network. Our software platform includes flexible trading tools with which sellers can set prices based on quantities, delivery dates and fulfillment methods, and buyers have the option to purchase merchandise individually or in bulk.
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
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisitions of Noble House and Wondersign has been reflected in our condensed consolidated financial results since the completion of the acquisitions in the fourth quarter of 2023. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which contributed to a one-time uplift in our operating metrics. The operating impact from these acquisitions has been reflected in the operating metrics in our GigaCloud Marketplace since April 1, 2024. The following tables set forth our key financial and operating metrics for the periods indicated:

	Year ended December 31,
	2024	2023	2022
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$1,161,042	$703,831	$490,071
Gross profit	285,236	188,633	83,114
Operating income	130,622	110,078	35,023
Net income	125,808	94,108	23,972
Net income per ordinary share
—Basic	$3.06	$2.31	$0.60
—Diluted	$3.05	$2.30	$0.60

	Year ended December 31,
	2024	2023	2022
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$156,942	$118,307	$41,842
Adjusted EPS – diluted	$3.81	$2.89	$1.33
_____________________
(1)     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.
Below is a summary of our key financial and operating metrics for the periods indicated:

	Year ended December 31,
Key Operating Metrics:	2024	2023	2022
GigaCloud Marketplace GMV (in $ thousands)	$1,341,385	$794,433	$518,218
Active 3P sellers	1,111	815	560
3P seller GigaCloud Marketplace GMV(in $ thousands)	$693,888	$426,347	$257,721
Active buyers	9,306	5,010	4,156
Spend per active buyer (in $)	$144,142	$158,569	$124,692

We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others, by facilitating transactions between sellers and buyers in our marketplace.
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
The GigaCloud Marketplace, our global B2B ecommerce platform, integrates everything from product discovery to payments to logistics tools into one easy-to-use platform. Sellers and buyers from our targeted markets around the world leverage our cross-border fulfillment network, which is optimized for large parcel products, in order to trade with each other while saving costs. Underpinned by a network of strategically placed fulfillment centers and supply chain capabilities, our marketplace is designed to simplify and mitigate logistics and inventory requirements for both our sellers and buyers.
GigaCloud 3P
Through GigaCloud 3P, we derive service revenues through the various activities of sellers and buyers in our GigaCloud Marketplace, which result in revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform commission by earning a percentage commission based on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We also charge packaging fees in connection with merchandise that we pack and ship.

From time to time in 2024, 2023 and 2022, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to products sold in our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
GigaCloud 1P
Through GigaCloud 1P, we further enhance our marketplace experience by selling our own inventory. Our 1P business creates additional products for buyers, gives us insights into sellers’ needs, provides us with proprietary data and increases the velocity of sales in our marketplace. We generate revenues from the sales of products through selling our own inventory in our marketplace.
Off-platform Ecommerce
In addition to facilitating transactions in our GigaCloud Marketplace, we also procure highly rated products directly from manufacturers and sell them directly to and through third-party ecommerce websites such as Wayfair, Walmart, Home Depot, Amazon, Target and Overstock, or to individual customers through third-party ecommerce websites such as Rakuten, Amazon and OTTO. Off-platform ecommerce sales deepen our relationships with suppliers and provide us with proprietary data. Through off-platform ecommerce, we generate revenues from product sales to both end customers and third-party ecommerce websites.
Segment
For the purpose of internal reporting and management’s operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.
Sellers and Buyers
In 2024, 2023 and 2022, GigaCloud Marketplace had 1,111, 815 and 560 active 3P sellers, respectively, and 9,306, 5,010 and 4,156 active buyers, respectively. Sellers in our marketplace are typically manufacturers based in Asia who utilize our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or fulfillment centers overseas. The buyers in our marketplace are typically resellers operating in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers.
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
We also offer an on-site service for U.S. sellers who have their own fulfillment centers to sell in our GigaCloud Marketplace by directly delivering products to end customers using our logistics and transportation network without the need to relocate inventory from their own fulfillment centers to our fulfillment centers. Our on-site service provides an attractive way for U.S. sellers to distribute products, as well as driving the increases in both the number of sellers and our GigaCloud Marketplace GMV.
In April 2024, we launched a new service, “Branding-as-a-Service” or “BaaS”, which selects and allows sellers in the our GigaCloud Marketplace to sell products under one of the leading American furniture brands, Christopher Knight Home. Sellers, who are typically furniture suppliers or manufacturers, will be able to sell and distribute the approved product SKUs under the brand for a designated fee.
Our Value Proposition to Buyers
Our marketplace offers one-stop-shop logistics solutions for a broad catalog of large parcel products sourced globally. We offer virtual warehousing and multiple fulfillment solutions including cloud courier, cloud wholesale fulfillment, white glove and drop shipping solutions, so that buyers do not need to manage physical order fulfillment. With 35 large-scale fulfillment centers strategically positioned in key markets around the world, we have the capability to reach over 90% of customers in the lower 48 states in the U.S. within an average of three days of delivery time. Our solution effectively minimizes inventory risk for buyers and allows them to reach customers across geographies at an affordable price.

We also provide buyers the option to pre-sell products through their own channels before placing an order in GigaCloud Marketplace. This significantly reduces buyers’ working capital needs and allows them to scale more efficiently.
Logistics Network and Value-added Services
Warehousing Network
We have set up our local infrastructure in the U.S. strategically such that we are close to ports and customers, shortening delivery time to the end customers. As of December 31, 2024, we had four key operating centers in California, Georgia, New Jersey and Texas, covering 25 fulfillment centers and seven ports of destination in the U.S., totaling approximately 9.2 million square feet. Outside the U.S., we have two fulfillment centers and two ports of destination in the U.K., four fulfillment centers and four ports of destination in Germany, three fulfillment centers and one port of destination in Japan, and one fulfillment center and two port of destination in Canada, all together totaling over 1.1 million square feet.
We use AI and data analytics to determine optimal distribution of inventory among our fulfillment centers under a unified warehouse management system and provide a virtual warehousing solution for sellers and buyers in our marketplace. Our AI-powered warehousing management system solves many practical problems faced by sellers and buyers in connection with complex, cross-border transactions involving large parcel goods.
Transportation Network
We engage our extensive shipping network consisting of major ocean transportation providers covering 16 ports of destination globally with over 30,000 annual containers, and a trucking network in partnership with major trucking and freight service providers. We also utilize shipping and delivery services from major carriers such as Fedex, UPS and other service providers to supplement our transportation network and shipping requirements.
We provide last-mile delivery of bulk merchandise (over 150 pounds) and installation services to end customers. These services are available in nine metro markets across the U.S., and we plan to expand coverage to other key metro markets. We also utilize a network of delivery providers for last-mile delivery throughout the U.S. and other markets. We enter into agreements with the trucking and freight service providers we partner with for terms of three to five years, during which they provide their services to us at certain tiered discounts depending on the volume we achieve, which we have the option of renegotiating if we exceed anticipated volumes.
Sourcing Network
We have 176 employees in mainland China, Vietnam and Malaysia who source products from manufacturers throughout Asia. This helps accelerate the supply in our GigaCloud Marketplace and attract buyers that lack the network and sourcing capabilities that we have to our marketplace. In addition, we buy inventory from these suppliers for our off-platform ecommerce. As of December 31, 2024, we sourced merchandise from more than 1,500 suppliers for our GigaCloud 1P and off-platform ecommerce.

The chart below summarizes our sourcing network described above as of December 31, 2024:
Marketplace Transactions
Our GigaCloud Marketplace enables suppliers and buyers to transact with each other, including setting their own optional and customizable margin and rebate offerings. We charge a fee for each transaction in our GigaCloud Marketplace based on the transaction value and shipping fees. We also sell 1P products directly in our GigaCloud Marketplace.
1P Pricing
For our 1P sales, our pricing team approaches pricing scientifically and algorithmically, by applying data and analytics to set our pricing. We use data on competitive behavior, historical sales, seasonality and inventory levels to appropriately price our products. We also engage in market research and branding analysis, as well as take into account our estimated costs in order to control our margins. We believe our technological skills and capabilities enable us to offer competitive prices for our products.
Payment
We provide our customers with a number of payment options including bank transfers, online payments with credit cards and debit cards issued by major banks, and payment through major third-party online payment platforms, such as Payoneer, WorldFirst, PingPong and others. Our customers can also use account balances in our GigaCloud Marketplace accumulated from deposits or prior refunds to make future purchases.
Warranties and Refunds
For 1P products procured and sold in the GigaCloud Marketplace, we provide 90-day to 2-years warranties.

For defective products sold in our GigaCloud Marketplace, our product managers determine refunds based on evidence provided by the buyers, such as pictures, screenshots and emails. We initially provide eligible refunds to the buyer, then recover the amount refunded from the suppliers under our purchase agreements. Except for refund, we do not offer exchange or return policies due to the nature of the large parcel merchandise sold in our marketplace.
Precision Software Platform and Technology Infrastructure
We have an in-house team of over 320 IT personnel. We also have personnel who worked to build our own GigaCloud Marketplace and AI algorithms from scratch, which gives us full control over our source code. We have developed our platform to be scalable as our business expands and interoperable with external systems through an open API.
We also gather talents from various departments to perform our research and development functions, including engineering, programming, data analytics, and product development personnel responsible for the design, development, and testing of our GigaCloud Marketplace. As of December 31, 2024, we had approximately 293 employees who contributed to our research and development functions.
AI Algorithm and Data Analysis
Our in-house learning algorithms are built to optimize our inventory management across our multiple fulfillment centers around the world, analyzing historical data to determine how to manage our inventory and even where to establish our next fulfillment center. Our algorithm also accounts for the fragility of certain types of inventory and reduces the number of times a product is moved. Each time a product is handled, there is an increased chance of damage, and our algorithm helps to reduce this inherent risk when handling inventory in the home furnishing industry.
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

Key features of our application layer include our B2B Inbound Supply Chain Management Module, B2B trading platform (GigaCloud Marketplace), multi-channel global order management module and GigaCloud’s B2B Peripheral System. The goal of these customer-facing applications is to mimic the real-life transactions that sellers and buyers are used to seeing. Our suite of applications covers a full range of capabilities, from sourcing management, inbound management, trade and settlement management, hybrid/complex trading management, search and recommendation management and financial reporting requirements. We offer a user-friendly platform for users to have a holistic view of their business from beginning to end. To support external service providers, we also adopt an open API to allow integration with all major software protocols.
Network Infrastructure
We designed our data and network infrastructure for scalability and reliability to support the rapid user base growth in our marketplace. As of December 31, 2024, we had more than 320 servers hosted in five Internet data centers in the U.S., mainland China, Hong Kong, Japan and Europe, which contribute significantly to the scale and reliability of our services. Due to the use of cloud computing technology, the amount of bandwidth we lease is flexibly expandable to handle a surge in the number of concurrent users in the GigaCloud Marketplace at peak times.
Sales and Marketing
We are committed to building a leading global trade service provider, powering our B2B GigaCloud platform in providing online and offline integrated cross-border transaction and delivery services for furniture and large merchandise. We employ a variety of methods to promote our services and attract potential customers, merchants and other platform participants. After the acquisition of Wondersign, we offer digital catalog services for suppliers and sellers to display their full range of products in the traditional brick-and-mortar stores to enhance the sales services. As of December 31, 2024, we also had a sales team consisting of 216 sales representatives in locations around the world who source products for our product sales as well as brought in resellers and manufacturers to our GigaCloud Marketplace.
Customer Service and Support
Our customer service team consisted of 75 customer service representatives based in China and the U.S. as of December 31, 2024. Our representatives are available seven days a week by phone, email and live chat. By helping customers navigate our sites, answering their questions and completing their orders, this team helps us build trust with customers, build our brand awareness, enhance our reputation and drive sales.
Seasonality
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Factors Affecting Our Results of Operations—Seasonality.”
Risk Management and Compliance
Platform Monitoring
Preserving the integrity of our GigaCloud Marketplace is a primary focus of our operations. We employ a dedicated team that monitors transactions in our marketplace to identify abnormal or fraudulent activities, such as large deviations in pricing, abuse of our flat rate shipping policy and counterfeit products, as well as general complaints submitted in our marketplace. We limit the activities of sellers and buyers who have historically been involved in fraudulent transactions in our marketplace, and for particularly egregious violations, we reserve the right to refuse service and demand the removal of a seller’s inventory where applicable. We also have dynamic password protection and real-time login activity monitoring to further authenticate sellers and buyers in our marketplace.
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
Product Quality and Safety
In addition to purchasing product liability insurance for our 1P products, we have established a unified product inspection system for products sold in our 1P business to ensure product quality and safety. We also have specific quality control standards and procedures for sellers under our BaaS program. Our inspection standards include packaging drop tests, box marking printing accuracy checks, product color checks, packaging and product dimensions, assembly, packaging details and packaging images. We also actively monitor the products listed in our GigaCloud Marketplace to proactively identify and remove suspicious listings or potentially counterfeit products. We take a broad range of measures to prevent counterfeit products in our marketplace to protect the sellers and buyers in our marketplace, including actively identifying and taking down counterfeit products and providing complaint channels for sellers and buyers to report infringement. If allegations of counterfeit goods or fraudulent transactions are verified, we may take various actions including immediate delisting of the relevant products, arranging for the seller to reimburse the buyer and imposing restrictions on the seller’s ability to list new products or participate in promotional activities in our marketplace. We also cooperate with brands and judicial authorities in connection with investigations into infringement of intellectual property.
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
Data Privacy and Security
We collect a vast amount of data that are related to our business. We are committed to protecting the privacy and security of such data. We have established and implemented a platform-wide policy on data collection, processing and usage. We have adopted data protection policies designed to help maintain the security of proprietary and sensitive data, and employed a data security team of engineers and technicians who support our efforts to protect such data. To help promote data security and mitigate the risk of data leakage, we require each department to assign a dedicated individual to oversee data protection and confidentiality, place restrictions on connecting internal local computers to external storage media and network sharing, implement certain measures with respect to the control of confidential information designed to prevent copying, transferring and third-party access without prior authorization, and implement certain standards for off-site data backup and retrieval. We have a data management department to supervise our data privacy and protection policies and procedures and investigate and address possible threats or weaknesses. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Our failure or the failure of third-party service providers on which we rely to protect our marketplace, networks and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and substantially harm our business and operating results.” and “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing laws, regulations and standards as well as contractual obligations related to data privacy, security and AI. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
Competition
In connection with our GigaCloud Marketplace, we compete with other ecommerce platforms on which sellers and buyers trade merchandise, particularly large parcel items. For 1P, the market for the online goods that we sell is highly competitive, fragmented and rapidly changing. We compete with other similar wholesalers.
While ecommerce has been embraced by sellers and buyers around the world, the ecommerce market for large parcel items such as furniture and fitness equipment remains underpenetrated due to the logistics challenges presented by large parcel items. Ecommerce poses high capital requirements for overhead expenditures to support business operations throughout the value chain, including the costs for establishing IT facilities, procuring products from upper-tier suppliers, renting and running fulfillment centers, acquiring new users, as well as related logistics costs for delivery of products. Carrying out ecommerce business involves multiple technology capabilities, including but not limited to cloud computing, big data analytics, and artificial intelligence to create competitive advantages in business operations.
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
We pursue the registration of our trademarks, including “GIGACLOUD TECHNOLOGY” and “大健云仓” and certain variations thereon, copyrights and domain names in the U.S., China and certain foreign jurisdictions. We also acquired valuable intangible assets from the acquisitions of Noble House and Wondersign. We rely on the protection of laws regarding unregistered copyrights for our software and certain other content we create. We will continue to evaluate the merits of applying for copyright registrations in the future. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.”
Insurance
We maintain certain insurance policies to safeguard us against risks and unexpected events, including property damage and fire damages, as well as certain liability insurance for our fulfillment centers, insurance coverage over goods in transit, employers’ insurance, product liability and commercial insurance. However, we do not maintain business interruption insurance, cybersecurity insurance or general third-party liability insurance, nor do we maintain key-man life insurance. We believe that we maintain insurance coverage in relation to our business that is customary for our industry.
Government Regulations
Our business is subject to foreign and domestic laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and ecommerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties and notice of any material changes to these policies. Related laws may govern the manner in which we collect, store, use, process, disclose or transfer sensitive information, or impose obligations on us in the event of a cybersecurity incident or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and ecommerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for ecommerce are likely to result in more laws and regulations that impose additional compliance burdens on ecommerce companies. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Government regulation of the Internet and ecommerce in the U.S. and globally is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.” And “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing laws, regulations and standards as well as contractual obligations related to data privacy, security and AI. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
In addition, jurisdictions vary as to how, and whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and ecommerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties and advance notice of any changes to these policies. Related laws may govern the manner in which we collect, store, use, process, disclose or transfer sensitive information, or impose obligations on us in the event of a cybersecurity incident or inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. In the European Union, or the EU, and the U.K., the General Data Protection Regulation, or the EU GDPR, and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 or collectively, the U.K. GDPR (the EU GDPR and U.K. GDPR together referred to as the GDPR), impose stringent privacy, data protection and information security requirements, which include expanded requirements to disclose to data subjects how their personal data is used and increased rights for data subjects to access, control and delete their personal data. Furthermore, there are mandatory data breach notification requirements. Since we are under the supervision of relevant data protection authorities in both the European Economic Area, or EEA, and the U.K., we may be fined under both the EU GDPR and U.K. GDPR for the same breach. Penalties for certain breaches are up to the greater of €20 million/GBP 17.5 million or 4% of global turnover for the preceding financial year. We are also subject to evolving EU and U.K. privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies. In the EU and U.K., informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology.
On November 16, 2022, the Digital Services Act, or the DSA, came into force in the EU. The majority of the substantive provisions of the DSA have taken effect on February 17, 2024. The DSA governs, among other things, the potential liability for illegal services or content on the platform, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). In particular, the obligations to diligence the services offered on the platform could require significant additional resource. Pursuant to applicable regulations, including the GDPR, we maintain policies concerning the collection, processing, use and retention of information, including personal data. In the U.S., we are subject to federal and state laws and regulations regarding privacy and information security. For example, the California Consumer Privacy Act came into effect on January 1, 2020 and was amended on November 3, 2020 by the California Privacy Rights Act (together, the “CCPA”), which affords consumers expanded privacy protections and provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA amendments also created a new state agency to oversee implementation and enforcement efforts. Since the enactment of the CCPA, privacy and data security laws have been enacted or proposed in several additional states in the U.S. and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. In the PRC, the PRC government has started to tighten the regulation of the storage, sharing, use, disclosure and protection of personal information and general data and outbound data transfer. The Cybersecurity Law became effective in June 2017 and requires network operators to follow the principles of legitimacy in collecting and using personal information. The Data Security Law became effective in September 2021, which provides a national data security review system, under which data processing activities that affect or may affect national security shall be reviewed. Furthermore, the Personal Information Protection Law became effective in November 2021, which regulates data processing in China, and the protection of the privacy and personal information of Chinese citizens. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and AI in the U.S. and other jurisdictions, and we cannot determine the impact that such future laws, regulations and standards may have on our business. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing laws, regulations and standards as well as contractual obligations related to data privacy, security and AI. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
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

Human Capital
As of December 31, 2024, we had 1,561 full-time equivalent employees globally located in the United States, China, Japan, Germany, the United Kingdom, Vietnam and Malaysia. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purpose of our share incentive plan is to promote our success and shareholder value by attracting, motivating and retaining selected employees and other eligible participants through the awards.
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
We have grown rapidly over the last few years. Our revenues increased to $1,161.0 million in 2024 from $703.8 million in 2023 and $490.1 million in 2022. GigaCloud Marketplace GMV increased to $1,341.4 million in 2024 from $794.4 million in 2023 and $518.2 million in 2022. However, our historical performance may not be indicative of our future growth or financial results. We cannot assure you that we will be able to grow at the same rate as we did in the past, or avoid any decline in the future. Our growth may slow or become negative, and revenues may decline for a number of possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, declining growth of our overall market or industry, the emergence of alternative business models and changes in rules, regulations, government policies or general economic conditions. In addition, our B2B ecommerce platform, GigaCloud Marketplace, from which we have generated 64.7%, 70.9% and 76.0% of our total revenues in 2024, 2023 and 2022, respectively, is a relatively new initiative and may not grow as quickly as we have anticipated. Our growth rate may also be slower than the previous years due to inflationary pressure and changes in the global economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. If our growth rate declines, our business, financial condition and results of operations may be materially and adversely affected.
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
The satisfactory performance, reliability and availability of our marketplace, software such as our AI software, data analytics tools, warehouse management system and other technology infrastructures are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
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
We operate fulfillment centers in five countries in the U.S., Japan, the U.K., Germany and Canada, with the U.S. being our largest market. Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages. It is costly to establish, develop and maintain international operations, and promote our brand internationally. Our international operations may not become profitable on a sustained basis.
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
Furthermore, approximately 76.6%, 79.5% and 81.5% of our GMV was generated from our GigaCloud Marketplace in 2024, 2023 and 2022, respectively. As a result, our ability to maintain relationships with and attract new third-party merchants, who are sellers and buyers trading on large parcel merchandise, to our marketplace is critical to our business operations and growth prospects. However, we may not be able to maintain our relationships with third-party ecommerce platforms or sellers and buyers due to a number of factors, some of which are beyond our control. For example, if the transaction volume or active users in our marketplace drop significantly, our third-party merchants may experience sales declines or shortage in products. As a result, they may not be able to generate profits or procure products as they expected, and thus choose not to renew their agreements with us. In addition, we may also be unable to continuously offer attractive terms or economic benefits to our sellers and buyers. As a result, our sellers and buyers may not be effectively motivated to sell or order more products or maintain relationships with us.
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
Our inventories was $172.5 million, $132.2 million and $78.3 million as of December 31, 2024, 2023 and 2022, respectively. Shipping costs to procure our inventories, including ocean freight costs, are included in the balance of inventories and an increase in shipping costs may cause us to adjust our product prices upward, which may have affected consumer demand and further lengthened the inventory turnover days.
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
We may not be successful in optimizing our fulfillment centers and fulfillment network.
As of December 31, 2024, we had 35 large scale fulfillment centers spreading across the U.S., Japan, the U.K., Germany and Canada. Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully from time to time result in excess or insufficient fulfillment capacity, increased costs and impairment charges, any of which could materially harm our business. As we continue to add fulfillment centers and fulfillment capability, our fulfillment and logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
On March 9, 2024, one of our fulfillment centers in Japan, suffered damages due to a warehouse fire. The fire destroyed our inventories stored within the fulfillment center. We recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses were reduced by the insurance proceeds received $1.9 million from our insurance carrier for the claim. We may incur additional costs in connection with the reconstruction efforts of the leased fulfillment center following the fire.
In addition, failure to optimize inventory in our fulfillment network increases our net shipping cost by requiring long-zone or partial shipments. We may be unable to adequately staff our warehousing network and customer service centers. As we maintain the inventory of other companies, the complexity of tracking inventory and operating our fulfillment network has further increased. Our failure to properly handle such inventory or the inability of the other businesses on whose behalf we perform inventory fulfillment services to accurately forecast product demand may result in our being unable to secure sufficient storage space or to optimize our fulfillment centers and fulfillment network or cause other unexpected costs and other harm to our business and reputation.
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
We accept payments using a variety of methods, including credit card, debit card, third-party online payment platforms such as Payoneer, WorldFirst, PingPong and others, credit accounts (including promotional financing) and customer invoicing. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic fund transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.
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
The transportation of parcels involves inherent risks. We have multiple warehouse personnel involved in our logistics operations at all times, who are subject to risks associated with logistics and transportation safety, including transportation-related injuries and losses at our fulfillment centers or during the course of transportation. For example, our personnel may be involved in traffic accidents from time to time, resulting in personal injury and loss or damage to parcels carried by them. In addition, frictions or disputes may occasionally arise from the direct interaction of our personnel with parcel senders and recipients, which may result in personal injury or property damage if such incidents escalate. The insurance policies carried by us may not fully cover the damages caused by transportation-related injuries or losses.
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
Our business may be affected by increase in rental expenses or the termination of leases of our fulfillment centers.
We lease properties to operate all of our fulfillment centers, showrooms, offices, ports and other pickup and delivery outlets. We may be subjected to increase in rental expenses. We may also not be able to successfully extend or renew such leases upon expiration, on commercially reasonable terms or at all, and may be forced to relocate the affected operations. Such relocation may disrupt our operations and result in significant relocation expenses, which could adversely affect our business, financial condition and results of operations. We may not be able to locate desirable alternative sites for our facilities as our business continues to grow and failure in relocating our operations when required could adversely affect our business and operations. In addition, we compete with other businesses for premises at certain locations or of desirable sizes. Even if we are able to extend or renew the respective leases, rental payments may significantly increase as a result of the high demand for the leased properties.
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

We have limited insurance coverage. We do not maintain business interruption insurance, cybersecurity insurance or general third-party liability insurance, nor do we maintain key-man life insurance. Although we maintain certain general liability insurance for our fulfillment centers, we cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policies on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.
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
We adopted the 2008 share incentive plan in 2008, together with the amendments thereto, the “2008 Plan,” for the purpose of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. As of December 31, 2024, all awards granted under the 2008 Plan were exercised and settled. The 2008 Plan was terminated upon the tenth anniversary of its effective date and no grants of awards under the 2008 Plan were made after the termination. The current outstanding awards are those granted under the 2017 Plan described below.
In March 2017, our shareholders and board of directors approved and adopted the 2017 share incentive plan, together with the amendments thereto, the “2017 Plan.” As of December 31, 2024, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2017 Plan was 7,996,565 ordinary shares, subject to an annual increase on the first day of each fiscal year beginning January 1, 2023 and ending on and including January 1, 2027 according to a formula set forth in the 2017 Plan. We are authorized to grant options, share appreciation rights, dividend equivalent rights, restricted shares, restricted share units or other rights or benefits under the 2017 Plan.

We account for compensation costs for all share options using a fair value-based method and recognize expenses in our consolidated statements of comprehensive income in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As of December 31, 2024, awards to purchase an aggregate of 7,426,639 ordinary shares under the 2008 Plan and the 2017 Plan were granted, excluding awards that were forfeited, repurchased, cancelled, lapsed, settled or otherwise expired after the relevant grant dates. As a result of these grants, we incurred share-based compensation of $16.8 million, $2.5 million and $9.2 million in 2024, 2023 and 2022, respectively. We will incur additional share-based compensation expenses in the future as we continue to grant share-based incentives. We believe the granting of share-based compensation is of significant importance to our ability to attract and retain key personnel and employees, and we will continue to grant share-based compensation to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.
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
Severe weather conditions and other natural or man-made disasters, including storms, floods, fires, earthquakes, epidemics, pandemics, conflicts, unrest, terrorist attacks, war, labor unrest, and/or other political instability (including, without limitation, the ongoing conflicts between Russia and Ukraine and Israel and Hamas), may disrupt our business and result in decreased revenues. For example, following the initial conflict between Israel and Hamas, the Houthi movement in Yemen launched a number of attacks on marine vessels traversing the Red Sea causing disruptions for operations across the impacted region. In addition, these types of events could negatively impact ocean transportation and consumer spending in the impacted regions or, depending upon the severity, globally. Customers may reduce their demand for logistics services or shipments, or our costs to operate our business may increase, either of which could have a material adverse effect on us. On March 9, 2024, one of our fulfillment centers in Japan suffered damages due to a warehouse fire. Although we have insurance coverage associated with the damages to the inventory and warehouse equipment and we can still utilize our other three fulfillment centers in Japan with alternative plans to minimize any disruptions to our operations in such warehouse with fire, we may still have some impacts in our warehouse operations. Any such events affecting one of our major facilities could result in a significant interruption in or disruption of our business, financial condition and results of operations.
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
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in the global markets. We could face criminal liability and other serious consequences for violations, which could harm our business.
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
We are subject to stringent and changing laws, regulations and standards as well as contractual obligations related to data privacy, security and AI. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy, security and AI in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the U.S., various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the Consumer Privacy Act came into effect on January 1, 2020 and was amended on November 3, 2020 by the California Privacy Rights Act (together, the CCPA). Among other things, the CCPA requires covered companies to provide disclosures to California consumers about their data collection, use and sharing practices and provide such consumers data protection and privacy rights, including the ability to opt out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA amendments also created a new state agency to oversee implementation and enforcement efforts. The CCPA has prompted a wave of data privacy laws in other states that share similarities with the CCPA, and similar laws have been proposed in several additional states and at the federal level.
In the PRC, the PRC regulatory and enforcement regime with regard to cybersecurity, data security and data protection is constantly evolving and can be subject to significant change, making the extent of our obligations in that regard uncertain. In November 2016, the Standing Committee of the National People’s Congress of the PRC, or the Standing Committee of the NPC, promulgated the PRC Cybersecurity Law, which took effect on June 1, 2017. The PRC Cybersecurity Law provides that network operators shall take technical and other necessary measures to safeguard the operation of networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data. In June 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law sets forth data security protection obligations for entities and individuals handling personal data, including that the collection and use of such data should be for the purpose and within the limit that is prescribed by applicable laws and regulations. The PRC Data Security Law also provides that the government will establish a security review procedure for data-related activities that affect or may affect national security. In August 2021, the Standing Committee of the NPC promulgated the PRC Personal Information Protection Law, which integrates the scattered rules with respect to personal information rights and privacy protection and took effect on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information within mainland China as well as certain personal information processing activities outside of mainland China, including those for the provision of products and services to natural persons within mainland China or for the analysis and assessment of acts of natural persons within mainland China. Furthermore, the PRC Personal Information Protection Law steps up the protection for personal information and imposes additional requirements in terms of its processing. As the interpretation and implementation of the PRC Personal Information Protection Law remain uncertain, we cannot assure you that we will be deemed to fully comply with the PRC Personal Information Protection Law in all respects, and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing personal information.
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
As of the date of this annual report, we have not been identified as a critical information infrastructure operators or involved in any formal investigations on cybersecurity or data security initiated by related governmental regulatory authorities, and we have not received any inquiry, notice, warning or sanction in such respect. However, as the Measures for Cybersecurity Review were newly adopted, there remains uncertainty in the interpretation and enforcement of such regulations. Thus, we cannot assure you whether we would be subject to a cybersecurity review requirement, and if so, that we would be able to pass such review. If the authorized PRC regulatory body subsequently determines that we are required to go through such cybersecurity review or if any other PRC government authorities promulgate any interpretation or implementation rules that would require us to go through a cybersecurity review, we may fail to complete such cybersecurity review procedures in a timely manner, or at all. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may affect future offerings, or result in fines or other penalties, including suspension of business and website closure as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.
On July 7, 2022, the CAC issued the Measures for Security Assessment of Cross-border Data Transfer, which took effect on September 1, 2022. On March 22, 2024, the CAC issued the Provisions on Promoting and Regulating Cross-border Data Flows, which took effect on the same day. According to such regulations, in addition to the requirement to conduct self-assessment on the risks of the outbound data transfer, to provide data abroad under any of the following circumstances, a data processor must apply to the national cyberspace department for data security assessment through the provincial-level cyberspace administration authority: (i) outbound transfer of important data by a data processor; (ii) outbound transfer of personal information by a critical information infrastructure operator; (iii) outbound transfer of personal information by a personal information processor who has made outbound transfers of the personal information (excluding sensitive personal information) of 1,000,000 people cumulatively or the sensitive personal information of 10,000 people cumulatively since January 1 of the current year; and (iv) other circumstances where an application for the security assessment of an outbound data transfer is required as prescribed by the national cyberspace administration authority.
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
Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar tracking technologies, and individuals may be required to “opt-in” to their placement for the purposes of marketing. We are also subject to evolving EU and U.K. privacy laws on cookies, tracking technologies and e-marketing. In the EU and the U.K. under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie on a user’s device and for direct electronic marketing. Consent is tightly defined and includes prohibition on pre-checked consents and imposes a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent guidance, court cases and regulatory and consumer group-led action are driving increased attention to compliance with these rules. Increased enforcement of these strict requirements could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective hosts and guests, and thus materially and adversely affect our business, results of operations and financial condition. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws.
Furthermore, the regulatory framework around the development and use of emerging AI technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations related to AI, machine learning, large language models (LLMs), and additional emerging data technologies. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the United States and EU. For example, in the United States, AI technologies have been the subject of executive orders under both the Biden and Trump administrations, and legislation has also been introduced or passed at the state level. Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, California has enacted and proposed several laws that would further regulate the use of AI technologies and provide consumers with additional protections. In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case - includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover.
Such additional regulations may impact our ability to develop, use, procure and commercialize our AI software or other AI technologies in the future and require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. In addition, as the Trump administration’s approach to investment in and regulation of AI is expected to deviate from that of the previous administration, we will need to adapt to any changes that result, including as the result of new or changing executive orders.
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
We are, and are likely increasingly to become, subject to various laws and regulations, as well as contractual obligations, relating to the provision of goods and services online, online platforms, e-commerce and online contracts, online advertising and the online provision of information and the regulation of online content, in the context of both the B2B and B2C aspects of our business. There is a body of legislation in this area with which we are already required to comply, including the E-Commerce Directive 2000/31/EC, the Consumer Rights Directive 2011/83/EU, as amended by the Directive on better enforcement and modernization of EU consumer protection (EU) 2019/2161 (and member state implementing legislation in each case) and the Electronic Commerce (Amendment etc.) (EU Exit) Regulations 2019, among others. In addition to the current legislative framework, this is an area of current legislative focus for a number of jurisdictions, including the EU and the U.K. For example, on November 16, 2022, the DSA came into force in the EU. The majority of the substantive provisions of the DSA took effect on February 17, 2024. The DSA governs, among other things, our potential liability for illegal services or content on our platform, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). In particular, obligations to diligence the services offered on the platform could require significant additional resource. In addition, on October 26, 2023, the Online Safety Act was enacted into law. The Online Safety Act establishes a new regulatory regime to address illegal and harmful content online, including fines and other sanctions in the event of non-compliance. Other jurisdictions, including France, Germany, Singapore and Australia, have each already passed legislation addressing online harms. As such, this regulatory landscape is changing rapidly and becoming increasingly vigorous. The extent of the obligations (at least in certain jurisdictions) and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of register of members of these companies. Under Cayman Islands law, the names of current directors can be obtained from a search conducted at the Registrar of Companies in the Cayman Islands. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
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
In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in the PRC. However, the PRC’s legal system is developing, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in the PRC or may be subject to interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the PRC laws, rules and regulations sometimes give the relevant regulator discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and mainland China is geographically large and divided into various provinces and municipalities. As such, different policies and rules may have different application and interpretations in different area of mainland China, and it is possible that we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
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
On June 30, 2020, the Standing Committee of the NPC promulgated the Law of the PRC on Safeguarding National Security in Hong Kong. The interpretation of the Law of the PRC on Safeguarding National Security in Hong Kong involves a degree of uncertainty. Recently, the PRC government announced that it would step up supervision of overseas-listed PRC businesses. Under the new measures, the PRC government will enhance regulation of cross-border data transmission and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. The PRC government will also check sources of funding for securities investment and control leverage ratios. The PRC government has also opened a probe into several U.S.-listed technology companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the PRC Data Security Law, how companies collect, store, process and transfer personal data. Currently, these laws (other than the Law of the PRC on Safeguarding National Security in Hong Kong) are expected to apply to mainland China domestic businesses, rather than businesses in Hong Kong, which operate under a different set of laws from mainland China.

However, there can be no assurance that the government of Hong Kong will not enact similar laws and regulations applicable to companies operating in Hong Kong. GigaCloud Group is a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise and our global marketplace seamlessly connects manufacturers, primarily in Asia, with resellers, primarily in the U.S., Asia and Europe. We also operate fulfillment centers in five countries across the U.S., Japan, the U.K., Germany and Canada. Although none of our business activities appears to be within the current targeted areas of concern mentioned above by the PRC government, there are risks and uncertainties which we cannot foresee for the time being, which could lead to a material adverse change in GigaCloud Group’s operations.
If the approval, filing or other administration requirements of the China Securities Regulatory Commission, or the CSRC, or other PRC governmental authorities are applicable to our offshore securities offerings, we cannot assure you that we will be able to obtain such approvals or complete such filings. In addition, complex regulatory procedures applicable to foreign investors conducting acquisitions in China could make it difficult for us to grow through acquisitions.
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
Given that the Filing Rules were newly adopted, it remains unclear how the regulations will be interpreted, amended and implemented by the relevant PRC governmental authorities, and there remains uncertain in PRC governmental authorities’ regulation of overseas listings in general and whether we are required to obtain any specific regulatory approvals or to fulfill any record-filing requirements. As of the date of this annual report, we have not received any inquiry or notice or any objection from the CSRC or any other PRC authorities that have jurisdiction over our operations in mainland China and Hong Kong. However, there remains uncertainty regarding the interpretation and enforcement of those newly enacted PRC laws.
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
On February 15, 2012, the SAFE promulgated the Notices of the SAFE on Issues Relating to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in mainland China for a continuous period of not less than one year and participate in any share incentive plan of an overseas publicly listed company are required to register with the SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas-listed company, and complete certain other procedures, unless certain exceptions are available. In addition, an overseas-entrusted institution must be retained to handle matters in connection with the exercise or sale of share options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or non-PRC citizens living in mainland China for a continuous period of not less than one year and have been granted options are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines of up to RMB300,000 for entities and up to RMB50,000 for individuals and may also limit our ability to contribute additional capital to our PRC Subsidiaries and our PRC Subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.
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
The SEC, the U.S. Department of Justice, or the DOJ, and other U.S. authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. incorporated companies, such as us, and non-U.S. persons, such as our some of our executive officers in Hong Kong. Due to jurisdictional limitations, matters of comity and various other factors, the SEC, the DOJ and other U.S. authorities may be limited in their ability to pursue bad actors, including in instances of fraud, in emerging markets such as the PRC. Some of our executive officers are located in Hong Kong. There are legal and other obstacles for U.S. authorities to obtain information needed for investigations or litigation against us or our directors, executive officers or other gatekeepers in case we or any of these individuals engage in fraud or other wrongdoing. In addition, local authorities in the PRC may be constrained in their ability to assist U.S. authorities and overseas investors in connection with legal proceedings. As a result, if we, our directors, executive officers or other gatekeepers commit any securities law violation, fraud or other financial misconduct, the U.S. authorities may not be able to conduct effective investigations or bring and enforce actions against us, our directors, executive officers or other gatekeepers. Therefore, you may not be able to enjoy the same protection provided by various U.S. authorities as it is provided to investors in the U.S. domestic companies.
You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions outside of the U.S., based on U.S. or other foreign laws, against us, our directors or executive officers. Therefore, you may not be able to enjoy the protection of such laws in an effective manner.
We are an exempted company incorporated under the laws of the Cayman Islands and some of our directors and executive officers are located outside of the U.S. As a result, it may not be possible to effect service of process outside of the U.S. upon us, our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if you obtain a judgment against us, such directors or executive officers in a U.S. court, you may not be able to enforce such judgment against us or them outside of the U.S. Therefore, investors may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors.
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
As of December 31, 2024, our executive officers, directors and greater than 5% shareholders, in the aggregate, beneficially owned approximately 28.7% of our total issued and outstanding ordinary shares, or 74.6% of the total voting power. As a result, such persons or their appointees to our board of directors, acting together, would have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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

As of December 31, 2024, we had 40,346,077 issued and outstanding ordinary shares, comprised of 32,269,345 Class A ordinary shares (which had excluded an aggregate of 44,657 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans, and 564,733 Class A ordinary shares repurchased under our share repurchased program but not yet cancelled) and 8,076,732 Class B ordinary shares. 3,381,000 Class A ordinary shares of these issued and outstanding shares were issued at our initial public offering and are freely tradable, without restriction, in the public market. Additional shares, including the shares held by directors, executive officers and other affiliates which will be subject to volume limitations under Rule 144 under the Securities Act, are eligible for sale in the public market. In addition, additional ordinary shares that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A ordinary shares could decline.
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
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the annual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
Fluctuations in currency exchange rates could harm our operating results and financial condition.
Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries, including Japanese yen and Euro. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A ordinary shares could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to United States Holders of our ordinary shares.
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
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2024, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year. If we were a PFIC for any taxable year during which a United States Holder (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations”) held ordinary shares, the United

States Holder generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and additional reporting requirements. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations—Passive Foreign Investment Company.”
If a United States person is treated as owning at least 10% of our ordinary shares, such holder could be subject to adverse U.S. federal income tax consequences.
If a United States Holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares, such United States Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group, if any. We believe we were a controlled foreign corporation in 2024 and may continue to be a controlled foreign corporation in the future. In addition, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations, regardless of whether we are treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist our investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any such investor is treated as a United States shareholder with respect to any such controlled foreign corporation. Further, we cannot provide any assurances that we will furnish to any United States Holder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. United States Holders should consult their tax advisors regarding the potential application of these rules to their investment in our Class A ordinary shares.
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
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of register of members of these companies. Under Cayman Islands law, the names of our current directors can be obtained from a search conducted at the Registrar of Companies. Our directors have discretion under our amended and restated articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
As a result of all of the above, our public shareholders may have more difficulties in protecting their interests in the face of actions taken by management or members of our board of directors than they would as public shareholders of a company incorporated in the U.S.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A ordinary shares may decline.
Pursuant to Section 404 of Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
We cannot assure you that there will not be material weaknesses or any significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its reviews under Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A ordinary shares could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. See “—Risks Related to Our Business and Industry—We are subject to legal and regulatory proceedings from time to time in the ordinary course of our business.” Securities class action litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. For details about the Southern District of New York Litigation Matter, see “Items 3. Legal Proceedings.”
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
Mr. Larry Lei Wu, our chairman of board of directors and chief executive officer, beneficially owns all of our Class B ordinary shares. As of December 31, 2024, these Class B ordinary shares constituted approximately 20.0% of our total issued and outstanding share capital and 71.5% of the aggregate voting power of our total issued and outstanding share capital due to the disparate voting powers associated with our dual-class share structure. As a result of the dual-class share structure and the concentration of ownership, holders of Class B ordinary shares have considerable influence over matters such as decisions regarding mergers and consolidations, election of directors and other significant corporate actions. Such holders may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of our Class A ordinary shares. In addition, Mr. Larry Lei Wu, together with certain of his affiliates, have undertaken to our company, among other things, that, for a period of five years after the closing of our initial public offering, without the prior written consent of our board of directors and at least a majority of the independent directors, he and his affiliates will not agree to, approve, support, vote (in favor of or against), or otherwise cause our company to agree to, enter into or consummate, a privatization transaction, as defined in the Founder Undertaking Agreement entered into among our founder, GigaCloud Technology Inc and other parties thereto dated July 6, 2022 , unless the consideration per Class A ordinary share payable to shareholders of the Class A ordinary shares in connection with such privatization transaction is at least equal to the price per Class A ordinary share initially offered to the public in our initial public offering (subject to appropriate adjustment in the event of any share dividend, share subdivision, consolidation or other similar recapitalization with respect to the Class A ordinary shares). This concentrated control will limit investors’ ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover or other change of control transactions that holders of Class A ordinary shares may view as beneficial.

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
We are a “controlled company” as defined under the Nasdaq Stock Market Listing Rules because Mr. Larry Lei Wu, our chairman of board of directors and chief executive officer, holds more than 50% of our total voting power for the election of directors through Ji Xiang Hu Tong Holdings Limited, an entity controlled by Mr. Wu. For so long as we remain a “controlled company” under that definition, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors or that we have to establish a nominating committee and a compensation committee composed entirely of independent directors. In the event that we elect to rely on one or more of these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.
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
Item 2.     Properties
Our principal executive office and global headquarters is located in El Monte, California, United States, where we currently occupy approximately 572,240 square feet of office and warehouse space pursuant to a renewable lease with a remaining six years lease term.
We have corporate offices and fulfillment centers globally. Our corporate office for our China headquarters in Suzhou, China, where we currently occupy approximately 122,228 square feet of office space pursuant to a lease with a remaining four years lease term, which can be renewed prior to termination. As of December 31, 2024, we also leased 35 fulfillment centers in the U.S., Japan, the U.K., Germany and Canada, totaling over 10 million square feet.
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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, the United States District Court for the Central District of California granted the parties’ stipulations to transfer both cases to United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint Sashi Rajan and Meir Spear as co-lead plaintiffs. On March 18, 2024, lead plaintiffs filed the first amended complaint against us and certain of our current and former directors and officers, alleging that defendants made false and misleading statements concerning our use of artificial intelligence and machine learning in violation of U.S. securities laws. On May 17, 2024, we filed a motion to dismiss lead plaintiffs’ claims. On May 20, 2024, the Court entered an order giving lead plaintiffs one opportunity to amend their complaint to address issues raised in the May 17, 2024 motion to dismiss. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleges both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. On August 21, 2024, we filed a motion to dismiss the second amended complaint. On January 27, 2025, the Court granted our motion to dismiss in substantial part, including dismissing without prejudice all claims relating to (i) our statements in the IPO and subsequent filings about the GigaCloud Marketplace activities and revenues; and (ii) our statements in the IPO registration statement about the general sophistication of our technology. The Court denied our motion to dismiss on Securities Act claims relating to a small number of statements about the Company's use of artificial intelligence and machine learning, made in the IPO registration statement and prospectus. We believe the residual claims are without merit and intend to continue to vigorously defend against them. Although the outcome of any complex litigation is inherently uncertain, based on information presently known to management, we do not believe that the matters are likely to have a material impact on our financial condition.
ITEM 4.       Mine Safety Disclosures
Not applicable.
PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A ordinary shares have been listed on the Nasdaq Global Market since August 18, 2022 and traded under the symbol “GCT.”
Holders
As of February 28, 2025, there were 12 holders of record of shares of our Class A ordinary shares and one holder of record of shares of our Class B ordinary shares. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, whose shares are held in street name by brokers and other nominees. These number of holders of record also do not include shareholders whose shares may be held in trust by other entities.
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
Our Class A ordinary shares have been listed on the Nasdaq Global Market since August 18, 2022. The following graph compares the cumulative total shareholder return of our Class A ordinary shares with the cumulative total return of the NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index for the period beginning at the “measurement point” established by the market close on August 18, 2022 through and including December 31, 2024, the end of our last completed fiscal year. The performance graph below assumes an investment of $100 at market close on August 18, 2022 in each of our Class A ordinary shares, NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of 28 Months Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2024
300
200
100
0
8/18/22
12/31/24
GCT
NASDAQ Composite
Dow Jones Internet Commerce

	8/18/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
GigaCloud Technology Inc	100	64.44	36.27	40.15	43.08	56.15	116.6	170.3	193.88	146.46	118.04
Nasdaq Composite Index	100	81.57	80.73	94.27	106.34	101.96	115.78	126.33	136.77	140.29	148.94
Dow Jones Internet Commerce Index	100	84.77	82.14	101.41	113.89	109.45	128.06	148.11	151.5	158.6	177.16
Taxation
The following summary of the material Cayman Islands and U.S. federal income tax considerations of an investment in our Class A ordinary shares is based upon laws and relevant interpretations thereof in effect as of the date of this annual report, all of which are subject to change. This summary does not deal with all possible tax considerations relating to an investment in our Class A ordinary shares, such as the tax considerations under U.S. state and local tax laws and the other tax laws not addressed herein. To the extent that the discussion relates to matters of Cayman Islands tax law, it represents the opinion of Maples and Calder (Hong Kong) LLP, our counsel as to Cayman Islands law.
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
Taxation of Distributions on the Class A Ordinary Shares
Subject to the discussion under “—Passive Foreign Investment Company” below, the gross amount of any distributions on our Class A ordinary shares (including any amounts withheld to reflect PRC withholding taxes) will be taxable as dividends, to the extent paid out of our current or accumulated earnings and profits, as determined under United States federal income tax principles. Such income (including withheld taxes) will be includable in your gross income as ordinary income on the day actually or constructively received by you. Such dividends will not be eligible for the dividends received deduction allowed to corporations under the Code.
To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits, as determined under United States federal income tax principles, the distribution ordinarily would be treated, first, as a tax-free return of capital, causing a reduction in the adjusted basis of our Class A ordinary shares (thereby increasing the amount of gain, or decreasing the amount of loss, to be recognized by you on a subsequent disposition of our Class A ordinary shares), and, second, the balance in excess of adjusted basis generally would be taxed as capital gain recognized on a sale or exchange, as described under “—Taxation of Disposition of Class A Ordinary Shares” below. However, we do not expect to determine our earnings and profits in accordance with United States federal income tax principles. Therefore, you should expect that distributions will generally be reported to the Internal Revenue Service, or IRS, and taxed to you as dividends (as discussed above), even if they might ordinarily be treated as a tax-free return of capital or as capital gain.
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
In the event that we are deemed to be a PRC resident enterprise under the PRC tax law, you may be subject to PRC withholding taxes on dividends paid to you with respect to our Class A ordinary shares. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Dividends paid to our foreign investors and gains on the sale of our Class A ordinary shares by our foreign investors may become subject to PRC tax.” In that case, subject to certain conditions and limitations (including a minimum holding period requirement), PRC withholding taxes on dividends may be treated as foreign taxes eligible for credit against your United States federal income tax liability. However, applicable Treasury regulations further restrict the availability of any such foreign tax credit based on the nature of the tax imposed by a non-US jurisdiction, although the IRS has provided temporary relief from the application of certain aspects of these regulations until new guidance or regulations are issued. For purposes of calculating the foreign tax credit, dividends paid on our Class A ordinary shares will be treated as foreign-source income and will generally constitute passive category income. If you do not elect to claim a foreign tax credit for foreign tax withheld, you may instead claim a deduction for United States federal income tax purposes for the foreign tax withheld, but only for a year in which you elect to do so for all creditable foreign income taxes. The rules governing the foreign tax credit are complex. You are urged to consult your tax advisor regarding the availability of the foreign tax credit under your particular circumstances.
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
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2024, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year.
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
Taxation of Disposition of Class A Ordinary Shares
Subject to the discussion under “—Passive Foreign Investment Company” above, for United States federal income tax purposes, you will generally recognize taxable gain or loss on any sale or exchange or other taxable disposition of our Class A ordinary shares in an amount equal to the difference between the amount realized for our Class A ordinary shares and your adjusted basis in our Class A ordinary shares. Such gain or loss will generally be capital gain or loss and will generally be long-term capital gain or loss if you have held our Class A ordinary shares for more than one year. Long-term capital gains of non-corporate United States Holders (including individuals) are eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations. Any gain or loss recognized by you will generally be treated as United States source gain or loss for foreign tax credit limitation purposes. However, if we are treated as a PRC resident enterprise for PRC tax purposes and PRC tax is imposed on any gain, and if you are eligible for the benefits of the Treaty, you may elect to treat such gain as foreign source gain under the Treaty. If you are not eligible for the benefits of the Treaty or you fail to make the election to treat any gain as foreign-source, you may not be able to use the foreign tax credit arising from any PRC tax imposed on the disposition of our Class A ordinary shares unless such credit can be applied (subject to applicable limitations) against United States federal income tax due on other income derived from foreign sources in the same income category (generally, the passive category). You are urged to consult your tax advisors regarding the tax considerations if any PRC tax is imposed on gain on a disposition of our Class A ordinary shares, including the availability of the foreign tax credit and the election to treat any gain as foreign source, under your particular circumstances.
Information Reporting and Backup Withholding
In general, information reporting will apply to dividends in respect of our Class A ordinary shares and the proceeds from the sale, exchange or other disposition of our Class A ordinary shares that are paid to you (on your behalf) within the United States (and in certain cases, outside the United States), unless you are an exempt recipient such as a corporation. A backup withholding tax may apply to such payments if you fail to provide a correct taxpayer identification number or certification of exempt status or fail to report in full any dividend or interest income.
Backup withholding is not an additional tax, and any amounts withheld under the backup withholding rules will be allowed as a refund or a credit against your United States federal income tax liability, provided that the required information is furnished to the IRS in a timely manner.

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
Not applicable.
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
We evaluated the trading prices of our ordinary shares, our financial position and other information and considered the share repurchase by us would be in the best interests of our company and our shareholders.
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
The following table presents details of our share repurchase transactions during the fourth quarter of the fiscal year ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)
October 1, 2024 to October 31, 2024	403,580	$24.78	403,580	$35,984
November 1, 2024 to November 30, 2024	171,188	$22.83	171,188	$32,069
December 1, 2024 to December 31, 2024	458,524	$20.27	458,524	$22,757
Total	1,033,292		1,033,292
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
Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisitions of Noble House and Wondersign has been reflected in our condensed consolidated financial results since the completion of the acquisitions in the fourth quarter of 2023. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which contributed to a one-time uplift in our operating metrics. The operating impact from these acquisitions has been reflected in the operating metrics in our GigaCloud Marketplace since April 1, 2024.
The following tables set forth our key financial and operating metrics for the periods indicated:

	Year ended December 31,
	2024	2023	2022
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$1,161,042	$703,831	$490,071
Gross profit	285,236	188,633	83,114
Operating income	130,622	110,078	35,023
Net income	125,808	94,108	23,972
Net income per ordinary share
—Basic	3.06	2.31	0.60
—Diluted	3.05	2.30	0.60

	Year ended December 31,
	2024	2023	2022
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$156,942	$118,307	$41,842
Adjusted EPS – diluted	3.81	2.89	1.33
_____________________
(1)     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.
Below is a summary of our key financial and operating metrics for the periods indicated:

	Year ended December 31,
Key Operating Metrics:	2024	2023	2022
GigaCloud Marketplace GMV (in $ thousands)	$1,341,385	$794,433	$518,218
Active 3P sellers	1,111	815	560
3P seller GigaCloud Marketplace GMV(in $ thousands)	$693,888	$426,347	$257,721
Active buyers	9,306	5,010	4,156
Spend per active buyer (in $)	$144,142	$158,569	$124,692
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,341.4 million in 2024 from $794.4 million in 2023 and $518.2 million in 2022, representing a year-over-year growth of 68.9% and 53.3%, respectively, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continues to gain scale and market position. In the second quarter of 2024, we introduced Noble House-related SKUs to our GigaCloud Marketplace, which have been reflected in our GigaCloud Marketplace GMV starting April 1, 2024. In 2024, furniture products accounted for more than 79% of GigaCloud Marketplace GMV, garden and outdoor furniture products accounted for approximately 13% of GigaCloud Marketplace GMV, and various other products including bath and faucets, luggage, pet products and others accounted for approximately 8% of GigaCloud Marketplace GMV. Our GigaCloud Marketplace GMV continued to grow since inception, as shown below:

GigaCloud Marketplace GMV by Year
($ in thousands)
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,111 in 2024 from 815 in 2023, which increased from 560 in 2022. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs was 35,649 as of December 31, 2024, an increase from 22,101 as of December 31, 2023 and 12,312 as of December 31, 2022. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.

The chart below displays the yearly GigaCloud Marketplace GMV of our 3P Sellers in our GigaCloud Marketplace from inception in 2019 to 2024. Each yearly 3P Sellers represents the groups of sellers who first sold products in our GigaCloud Marketplace in that particular year. The Active 3P Sellers shows the total number of sellers who had sold at least one item in our GigaCloud Marketplace in the last 12 months. The increasing trend of our yearly 3P Sellers have demonstrated attractive consistent growth in both number of sellers and GigaCloud Marketplace GMV, as shown below:

3P Seller GMV in GigaCloud Marketplace
($ in thousands, except for number of Active 3P Sellers)
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $693.9 million in 2024, $426.3 million in 2023 and $257.7 million in 2022, representing a year-over-year growth of 62.8% from 2023 and 65.4% from 2022, respectively. 3P Seller GigaCloud Marketplace GMV represented 51.7%, 53.7% and 49.7% of total GigaCloud Marketplace GMV in 2024, 2023 and 2022, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace was 9,306 active buyers in 2024, 5,010 in 2023 and 4,156 in 2022, representing a year-over-year growth of 85.7% and 20.5%, respectively. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product categories, and leveraging referrals from existing users.
The chart below displays the yearly GigaCloud Marketplace GMV of our buyers in our GigaCloud Marketplace from inception in 2019 to 2024. Each yearly Buyers represent the groups of buyers who first purchased products in our GigaCloud Marketplace in that particular year. The Active Buyers shows the total number of buyers who had made at least one purchase in our GigaCloud Marketplace in the last 12 months. Our number of buyers and buyer GMV have grown consistently since inception, as shown below:

All Buyer GMV in GigaCloud Marketplace
($ in thousands, except for number of Active Buyers)
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace were $144,142 in 2024, $158,569 in 2023 and $124,692 in 2022, representing a year-over-year decrease of 9.1% in 2024 and an increase 27.2% in 2023, respectively. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We grow spend per active buyer by expanding our product categories, increasing buyers’ purchase frequency and raising the average price per purchase. The slight decrease in spend per active buyer in 2024 was primarily due to a higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Our number of active 3P sellers was 1,111 in 2024, compared to 815 in 2023, representing an increase of 36.3% from 2023. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive logistics network enabling hassle-free delivery of large parcel merchandise and our expansion into new markets.
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
In 2024, we had 9,306 active buyers in our marketplace with an average $144,142 spend per active buyer, representing a 85.7% increase in active buyers and 9.1% decrease in spend per active buyer compared to the previous period, primarily attributable to higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Recent global economic uncertainties, inflation, higher interest rates, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea could impact the demand of products and shipping and freight rates. We incurred increased transportation costs in the fourth quarter of 2024 due to seasonal demand surge which had negatively affect our profitability. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, interest rates, tax rates and energy costs.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019. The platform has since become a significant contributor to our overall revenues, accounting for 64.7%, 70.9% and 76.0% of our total revenues in 2024, 2023 and 2022, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of December 31, 2024, our global logistics network included 35 fulfillment centers with an aggregate gross floor area of approximately 10.3 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S.. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$		%
	(In thousands, except for percentages)
Revenues
Service revenues
Platform commission	$16,879	1.5	$11,187	1.6	$6,872		1.4
Ocean transportation service	65,759	5.7	19,703	2.8	37,957		7.7
Drayage service	15,214	1.3	10,762	1.5	5,007		1.0
Warehousing service	46,189	4.0	24,423	3.5	16,242		3.3
Last-mile delivery service	156,585	13.5	105,978	15.1	62,745		12.8
Packaging service	29,951	2.6	17,296	2.5	7,735		1.6
Others	19,696	1.7	9,835	1.4	4,070		0.8
Subtotal	350,273	30.2	199,184	28.3	140,628		28.7
Product revenues
Off-platform ecommerce	409,639	35.3	204,622	29.1	117,761		24.0
GigaCloud 1P	400,511	34.5	299,930	42.6	231,682		47.3
Others	619	0.1	95	—	—		—
Subtotal	810,769	69.8	504,647	71.7	349,443	—	71.3
Total	$1,161,042	100.0	$703,831	100.0	$490,071		100.0
Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
	2024	2023	2022
Revenues by geographic region:	(In thousands)
Hong Kong	$16,879	$11,187	$6,872
Platform commission	16,879	11,187	6,872
United States	64,924	19,610	37,684
Others(1)	835	93	273
Ocean transportation service	65,759	19,703	37,957
United States	15,006	10,667	4,971
Others(1)	208	95	36
Drayage service	15,214	10,762	5,007
United States	45,103	23,601	14,569
Others(1)	1,086	822	1,673
Warehousing service	46,189	24,423	16,242
United States	138,842	101,285	60,632
Germany	16,197	3,663	1,061
Others(1)	1,546	1,030	1,052
Last-mile delivery service	156,585	105,978	62,745
United States	26,570	16,070	7,101
Germany	2,984	879	255
Others(1)	397	347	379
Packaging service	29,951	17,296	7,735
United States	18,265	9,196	3,962
Others(1)	1,431	639	108
Others	19,696	9,835	4,070
Service revenues	$350,273	$199,184	$140,628
United States	573,348	373,837	269,599
Germany	170,497	71,163	21,133
Japan	45,922	44,348	40,082
Others(1)	21,002	15,299	18,629
Product revenues	$810,769	$504,647	$349,443
Total revenues	$1,161,042	$703,831	$490,071
(1) No other individual region's revenues exceeded 10% of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022.
Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, warehousing service, last-mile delivery service, packaging service, drayage service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products.We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in 2024, 2023 and 2022, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
	(In thousands, except for percentages)
Cost of revenues
Services	$284,951	24.5	$161,215	22.9	$120,102	24.5
Products	590,855	50.9	353,983	50.3	286,855	58.5
Total	$875,806	75.4	$515,198	73.2	$406,957	83.0
Cost of Services
Cost of services primarily consists of domestic delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Products
Cost of products primarily consists of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, rental expenses for fulfillment centers excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions such as Japan and Europe, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands, except for percentages)
Gross Profit	$285,236	$188,633	$83,114
Gross Margin (%)	24.6%	26.8%	17.0%

Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$70,686	6.1	$41,386	5.9	$24,038	4.9
General and administrative expenses	73,944	6.4	30,008	4.3	22,627	4.6
Research and development expenses	9,791	0.8	3,925	0.6	1,426	0.3
Losses on disposal of property and equipment	193	—	3,236	0.5	—	—
Total operating expenses	$154,614	13.3	$78,555	11.2	$48,091	9.8
Selling and Marketing Expenses
Our selling and marketing expenses primarily consist of staff cost which included share-based compensation, payroll and related expenses for personnel engaged in selling and marketing activities, platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform ecommerce channels, advertising expenses and traveling expenses. Advertising expenses include advertisements through various forms of media and marketing and promotional activities.
The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$29,986	2.6	$18,604	2.6	$12,144	2.5
Platform service fees	30,683	2.6	17,503	2.5	9,595	2.0
Advertising expenses	6,668	0.6	3,908	0.6	1,530	0.3
Traveling	885	0.1	541	0.1	201	—
Others	2,464	0.2	830	0.1	568	0.1
Total selling and marketing expenses	$70,686	6.1	$41,386	5.9	$24,038	4.9

General and Administrative Expenses
Our general and administrative expenses primarily consist of staff cost which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance and other general corporate expenses.
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$31,173	2.7	$14,126	2.0	$15,040	3.1
Professional fees	10,455	0.9	7,495	1.1	3,034	0.6
Rental and depreciation	19,204	1.7	2,886	0.4	715	0.1
Office supplies and utility	3,664	0.3	2,102	0.3	1,131	0.2
Property Insurance	3,979	0.3	1,218	0.2	1,577	0.3
Others	5,469	0.5	2,181	0.3	1,130	0.2
Total general and administrative expenses	$73,944	6.4	$30,008	4.3	$22,627	4.6
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
Others, Net
Our others, net primarily consists of gains from the dissolution of a non-principal subsidiary and net gains from other non-operating income and expenses.

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

	For the Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
	(In thousands, except for percentages)
Revenues
Service revenues	$350,273	30.2	$199,184	28.3	$140,628	28.7
Product revenues	810,769	69.8	504,647	71.7	349,443	71.3
Total revenues	1,161,042	100.0	703,831	100.0	490,071	100.0
Cost of revenues
Services	284,951	24.5	161,215	22.9	120,102	24.5
Products	590,855	50.9	353,983	50.3	286,855	58.5
Total cost of revenues	875,806	75.4	515,198	73.2	406,957	83.0
Gross profit	285,236	24.6	188,633	26.8	83,114	17.0
Operating expenses
Selling and marketing expenses	70,686	6.1	41,386	5.9	24,038	4.9
General and administrative expenses	73,944	6.4	30,008	4.3	22,627	4.6
Research and development expenses	9,791	0.8	3,925	0.6	1,426	0.3
Losses on disposal of property and equipment	193	—	3,236	0.5	—	—
Total operating expenses	154,614	13.3	78,555	11.2	48,091	9.8
Operating income	130,622	11.3	110,078	15.6	35,023	7.1
Interest expense	(256)	—	(1,240)	(0.2)	(568)	(0.1)
Interest income	9,405	0.8	3,304	0.5	472	0.1
Foreign currency exchange gains (losses), net	(1,233)	(0.1)	2,086	0.3	(4,854)	(1.0)
Government grants	37	—	911	0.1	1,085	0.2
Others, net	2,039	0.2	(144)	—	6	—
Income before income taxes	140,614	12.1	114,995	16.3	31,164	6.4
Income tax expense	(14,806)	(1.3)	(20,887)	(3.0)	(7,192)	(1.5)
Net income	$125,808	10.8	$94,108	13.4	$23,972	4.9
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 65.0% to $1,161.0 million in 2024 from $703.8 million in 2023. This increase was primarily due to the increased market recognition and scale of our

GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 75.9% to $350.3 million in 2024 from $199.2 million in 2023. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 47.7% to $156.6 million in 2024 from $106.0 million in 2023 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from ocean transportation services by 234.0% to $65.8 million in 2024 from $19.7 million in 2023 as our GigaCloud Marketplace GMV and delivery volume continued to increase, as well as an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 89.3% to $46.2 million in 2024 from $24.4 million in 2023 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging service by 73.4% to $30.0 million in 2024 from $17.3 million in 2023 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 50.9% to $16.9 million in 2024 from $11.2 million in 2023 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from drayage services by 41.7% to $15.2 million in 2024 from $10.8 million in 2023 as our GigaCloud Marketplace GMV and delivery volume continued to increase; and
◦an increase in revenues from other services by 101.0% to $19.7 million in 2024 from $9.8 million in 2023 as revenues generated by Wondersign and other miscellaneous services increased.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 33.5% to $400.5 million in 2024 from $299.9 million in 2023. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 100.2% to $409.6 million in 2024 from $204.6 million in 2023. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 70.0% to $875.8 million in 2024 from $515.2 million in 2023.
•Our cost of services increased by 76.8% to $285.0 million in 2024 from $161.2 million in 2023, primarily due to:
◦an increase in delivery cost by 65.3% to $200.9 million in 2024 from $121.5 million in 2023 as ocean freight costs, last mile delivery costs and products handled increased during the period;
◦an increase in rental cost by 138.6% to $51.3 million in 2024 from $21.5 million in 2023 as the total square footage of our fulfillment centers increased; and
◦an increase in staff cost by 88.2% to $23.9 million in 2024 from $12.7 million in 2023 primarily due to a higher share-based compensation expenses linked to higher share prices for awards granted and vested in 2024 for our staff.
•Our cost of products increased by 66.9% to $590.9 million in 2024 from $354.0 million in 2023, primarily due to:
◦an increase in procurement cost by 63.2% to $438.7 million in 2024 from $268.8 million in 2023 as sales volume, as well as shipping costs to procure our inventories, including ocean freight costs, increased during the period;
◦an increase in delivery cost by 53.9% to $66.5 million in 2024 from $43.2 million in 2023 as our sales volume and last mile delivery costs increased;
◦an increase in rental cost by 119.4% to $54.4 million in 2024 from $24.8 million in 2023, as the total square footage of our fulfillment centers increased to meet increased demand during the period; and
◦an increase in staff cost by 59.7% to $22.2 million in 2024 from $13.9 million in 2023 as we increased the number of employees and the share-based compensation expenses incurred for them.

Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 51.2% to $285.2 million in 2024 from $188.6 million in 2023. Our gross margin was 24.6% in 2024 and 26.8% in 2023.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 70.8% to $70.7 million in 2024 from $41.4 million in 2023, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 75.4% to $30.7 million in 2024 from $17.5 million in 2023 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 61.3% to $30.0 million in 2024 from $18.6 million in 2023 primarily due to increase in the number of staff and higher share-based compensation expenses linked to higher share prices for awards granted and vested in 2024, and (iii) an increase in advertising expense by 71.8% to $6.7 million in 2024 from $3.9 million in 2023 as we increased our marketing efforts.
General and Administrative Expenses
Our general and administrative expenses increased by 146.3% to $73.9 million in 2024 from $30.0 million in 2023, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 121.3% to $31.2 million in 2024 from $14.1 million in 2023, primarily due to higher share-based compensation expenses linked to higher share prices for awards granted and vested in 2024 and an increased number of staff, (ii) an increase in rental expense by 562.1% to $19.2 million in 2024 from $2.9 million in 2023, primarily due to the expenses incurred for certain new fulfillment centers that were under preparation for use in 2024 and an increase in space for our corporate offices in 2024 compared to the previous period, (iii) an increase in professional service expense by 40.0% to $10.5 million in 2024 from $7.5 million in 2023 as we engaged additional professional services for our financial and legal advisors in 2024 compared to the previous period, and (iv) an increase in property insurance expense by 233.3% to $4.0 million in 2024 from $1.2 million in 2023 as our insurance premiums increased to accommodate our growing business.
Research and Development Expenses
Research and development expenses increased by 151.3% to $9.8 million in 2024 from $3.9 million in 2023. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees that performed research and development function in 2024.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $0.2 million in 2024 and $3.2 million in 2023. The higher figure in 2023 was primarily attributable to the disposal of old and obsolete property and equipment relating to the Noble House acquisition in 2023.
Interest Expense
We had interest expenses of $0.3 million in 2024 and $1.2 million in 2023. The decrease was primarily attributable to a decrease in the balance of finance lease liabilities.
Interest Income
We had interest income of $9.4 million in 2024 and $3.3 million in 2023. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in 2024 compared to the previous period.
Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange losses, net of $1.2 million in 2024 and foreign currency exchange gains, net of $2.1 million in 2023, primarily attributable to the overall depreciation of Japanese Yen and Euro over U.S. dollar in 2024, as compared to an overall appreciation in 2023.
Government Grants
We had government grants of $37 thousand in 2024 and $911 thousand in 2023.

Others, net
Other gains, net was $2.0 million in 2024 primarily attributable to gains from the dissolution of a non-principal subsidiary, as well as net gains from other non-operating income and expenses. Other losses, net was $0.1 million in 2023.
Income Tax Expense
We had income tax expense of $14.8 million in 2024 and $20.9 million in 2023, primarily due to tax planning which optimized our tax structure in 2024.
Net Income
As a result of the foregoing, our net income was $125.8 million in 2024 and $94.1 million in 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
We discussed the results of operations for the year ended December 31, 2023 compared to year ended December 31, 2022 in our annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 27, 2024 (File No.: 001-41454) (the “2023 Form 10-K”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022” therein, which was incorporated by reference herein.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
We discussed the results of operations for the year ended December 31, 2022 compared to year ended December 31, 2021 in our annual report on Form 20-F for the fiscal year ended December 31, 2022, which was filed with the SEC on April 24, 2023 (File No.: 001-41454) (the “2022 Form 20-F). See “Item 5. Operating and Financial Review and Prospects—Results of Operations—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” therein, which was incorporated by reference herein.
Segment Information for Fiscal Years 2024, 2023 and 2022
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
The United States	$456,563	$400,554	$144,504
Others	24,865	22,982	12,717
Total long-lived assets	$481,428	$423,536	$157,221

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
	2024	2023	2022
Revenues by geographic region:	(In thousands)
Hong Kong	$16,879	$11,187	$6,872
Platform commission	16,879	11,187	6,872
United States	64,924	19,610	37,684
Others(1)	835	93	273
Ocean transportation service	65,759	19,703	37,957
United States	15,006	10,667	4,971
Others(1)	208	95	36
Drayage service	15,214	10,762	5,007
United States	45,103	23,601	14,569
Others(1)	1,086	822	1,673
Warehousing service	46,189	24,423	16,242
United States	138,842	101,285	60,632
Germany	16,197	3,663	1,061
Others(1)	1,546	1,030	1,052
Last-mile delivery service	156,585	105,978	62,745
United States	26,570	16,070	7,101
Germany	2,984	879	255
Others(1)	397	347	379
Packaging service	29,951	17,296	7,735
United States	18,265	9,196	3,962
Others(1)	1,431	639	108
Others	19,696	9,835	4,070
Service revenues	$350,273	$199,184	$140,628
United States	573,348	373,837	269,599
Germany	170,497	71,163	21,133
Japan	45,922	44,348	40,082
Others(1)	21,002	15,299	18,629
Product revenues	$810,769	$504,647	$349,443
Total revenues	$1,161,042	$703,831	$490,071
(1) No other individual region's revenues exceeded 10% of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022.
Non-GAAP Financial Measure
To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA and Adjusted EPS – diluted, to understand and evaluate our core operating performance. Adjusted EBITDA is net income excluding interest, income taxes and depreciation and amortization, further adjusted to exclude share-based compensation expenses and non-recurring items. Adjusted EPS – diluted is a financial measure defined as our Adjusted EBITDA divided by our diluted weighted-average shares outstanding. Management uses Adjusted EBITDA and Adjusted EPS – diluted as measures of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors and investors concerning our financial performance. Non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’

overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
The table below sets forth a reconciliation of Adjusted EBITDA from net income for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$125,808	$94,108	$23,972
Add: Income tax expense	14,806	20,887	7,192
Add: Interest expense	256	1,240	568
Less: Interest income	(9,405)	(3,304)	(472)
Add: Depreciation and amortization	8,524	2,873	1,386
Add: Share-based compensation expense	16,825	2,503	9,196
Add: Non-recurring items(1)	128	—	—
Adjusted EBITDA	$156,942	$118,307	$41,842
____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. The fire destroyed our inventories located within the fulfillment center. We recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses were reduced by the insurance proceeds received $1.9 million from our insurance carrier for the claim.We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Net income per ordinary share – diluted	$3.05	$2.30	$0.60
Adjustments, per ordinary share:
Add: Income tax expense	0.36	0.51	0.29
Add: Interest expense	0.01	0.03	0.02
Less: Interest income	(0.23)	(0.08)	(0.02)
Add: Depreciation and amortization	0.21	0.07	0.06
Add: Share-based compensation expenses	0.41	0.06	0.38
Add: Non-recurring items(1)	—	—	—
Adjusted EPS – diluted	$3.81	$2.89	$1.33

Weighted average number of ordinary shares outstanding - diluted	41,201,026	40,922,590	24,412,314
____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. The fire destroyed our inventories located within the fulfillment center. We recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses were reduced by the insurance proceeds received $1.9 million from our insurance carrier for the claim.We do not believe such losses to be recurring or frequent in nature.
Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of December 31, 2024, we had $259.8 million in cash and $0.7 million in restricted cash.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $30 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. In July 2024, we renewed the credit facility with a maturity date of June 30, 2026. As of the date of this annual report, we have not made any draw down from this credit facility.

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
The following table sets forth a summary of our cash flows for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Summary of Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$158,078	$133,452	$49,656
Net cash used in investing activities	(55,419)	(90,547)	(709)
Net cash provided by (used in) financing activities	(24,969)	(4,003)	31,887
Effect of foreign currency exchange rate changes on cash and restricted cash	(1,414)	190	380
Net increase in cash and restricted cash	76,276	39,092	81,214
Cash and restricted cash at the beginning of the year	184,168	145,076	63,862
Cash and restricted cash at the end of the year	$260,444	$184,168	$145,076
Operating Activities
Net cash provided by operating activities in 2024 was $158.1 million, as compared to $133.5 million in 2023. This was attributable to net income of $125.8 million in 2024, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in inventories of $46.9 million, (ii) changes in accounts payable, accrued expenses and other current liabilities of $38.2 million, (iii) operating lease of $29.3 million, (iv) share-based compensation of $16.8 million, (v) changes in deferred income taxes of $11.5 million and (vi) depreciation and amortization of $8.5 million.
Investing Activities
Net cash used in investing activities in 2024 was $55.4 million, primarily consisting of purchase of investments of $73.8 million for U.S treasury bonds and other wealth management products, and cash paid for purchase of property and equipment of $15.5 million, partially offset by sale and maturities of investments of $31.8 million and cash received from disposal of property and equipment of $2.1 million.
Financing Activities
Net cash used in financing activities in 2024 was $25.0 million, consisting solely of (i) repayment of finance lease obligations of $1.7 million and (ii) payment of share repurchase of $23.2 million.
We discussed our net cash provided by/used in operating activities, investing activities and financing activities in 2023 in the 2023 Form 10-K. See the titles named operating activities, investing activities and financing activities in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” therein, which was incorporated by reference herein.
We discussed our net cash provided by/used in operating activities, investing activities and financing activities in 2022 in the 2022 Form 20-F. See the titles named operating activities, investing activities and financing activities in “Item 5. Operating and Financial Review and Prospects—B. Liquidity and Capital Resources” therein, which was incorporated by reference herein.
Share Repurchase Program
In June 2023, we announced that our board of directors approved a share repurchase program to repurchase up to $25.0 million of our Class A ordinary shares over the next 12 months, which expired in June 2024. On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance.
See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this annual report on Form 10-K for more information.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $15.5 million in 2024. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2024:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
	(In thousands)
Lease commitment(1)
Operating leases	$540,748	$105,052	$299,069	$136,627
Finance leases	631	189	405	37
Total	$541,379	$105,241	$299,474	$136,664
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2024.
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
Trend Information
Other than as disclosed elsewhere in this annual report, we are not aware of any known trends, uncertainties, demands, commitments or events for the year ended December 31, 2024 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the year ended December 31, 2024, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results.
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
Inflation
In the U.S., in 2024, as well as presently, we have experienced inflationary pressures across various parts of our business and operations, including but not limited to rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through revisions in our budgeting, strategy and procurement efforts. We have entered into a number of contracts with third-party transportation service providers to mitigate the impact against any further increase in ocean freight costs in the short term. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of GigaCloud Technology Inc, subsidiaries and consolidated VIEs (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over the information technology systems used in the revenue recognition process
As disclosed in Notes 2(q) and 17 to the consolidated financial statements, the Company sells products and provides sales agency, logistics and warehousing services. For the year ended December 31, 2024, the Company recorded US$810,769 thousand and US$350,273 thousand for product sales and service revenues, respectively.
We identified the evaluation of the sufficiency of audit evidence from the information technology (IT) systems used in revenue recognition as a critical audit matter, because the Company maintains a number of complex IT systems to process large volumes of data for revenue recognition. The testing of IT systems requires involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT systems used in revenue recognition. We involved IT professionals with specialized skills and knowledge, who assisted in:
•gaining an understanding of IT systems used in the Company’s revenue recognition;
•evaluating the design and testing the operating effectiveness of general IT and IT application controls related to revenue recognition, including interface controls among the Company’s IT systems and external counter parties’ IT systems.
We also tested revenue transactions by comparing the recorded amounts to underlying documentation on a sample basis. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG Huazhen LLP
We have served as the Company’s auditor since 2020.
Shanghai, People’s Republic of China
March 3, 2025

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2024	2023
ASSETS
Current assets
Cash and cash equivalents	2(g)	$259,759	$183,283
Restricted cash	2(h)	685	885
Investments	2(ad)	42,674	—
Accounts receivable, net	2(i),4	57,313	58,876
Inventories	2(j),5	172,489	132,247
Prepayments and other current assets	6	14,672	17,516
Total current assets		547,592	392,807
Non-current assets
Operating lease right-of-use assets	2(p),11	451,930	398,922
Property and equipment, net	2(k), 2(ae),7	29,498	24,614
Intangible assets, net	2(o),8	6,198	8,367
Goodwill	2(n),8	12,586	12,586
Deferred tax assets	2(z),15	10,026	1,440
Other non-current assets		12,645	8,173
Total non-current assets		522,883	454,102
Total assets		$1,070,475	$846,909
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (including accounts payable of VIEs without recourse to the Company of $nil and $11,563 as of December 31, 2024 and 2023, respectively)	9	$78,163	$69,757
Contract liabilities (including contract liabilities of VIEs without recourse to the Company of $nil and $736 as of December 31, 2024 and 2023, respectively)	2(i), 17	4,486	5,537
Current operating lease liabilities (including current operating lease liabilities of VIEs without recourse to the Company of $nil and $1,305 as of December 31, 2024 and 2023, respectively)	2(p), 11	88,521	57,949
Income tax payable (including income tax payable of VIEs without recourse to the Company of $nil and $3,644 as of December 31, 2024 and 2023, respectively)	2(z), 15	13,615	15,212
Accrued expenses and other current liabilities (including accrued expenses and other current liabilities of VIEs without recourse to the Company of $nil and $2,774 as of December 31, 2024 and 2023, respectively)	10	79,594	57,319
Total current liabilities		264,379	205,774
Non-current liabilities
Operating lease liabilities, non-current (including operating lease liabilities, non-current of VIEs without recourse to the Company of $nil and $553 as of December 31, 2024 and 2023, respectively)	2(p), 11	395,235	343,511
Deferred tax liabilities	2(z), 15	941	3,795
Finance lease obligations, non-current	2(p), 11	382	111
Non-current income tax payable	2(z), 15	4,321	3,302
Total non-current liabilities		400,879	350,719
Total liabilities		$665,258	$556,493
Commitments and contingencies	2(f), 18

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2024	2023
Shareholders’ equity
Treasury shares, at cost (609,390 and 294,029 shares held as of December 31, 2024 and 2023, respectively)	12	$(11,816)	$(1,594)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 32,878,735 and 31,738,632 shares issued as of December 31, 2024 and 2023, respectively, 32,269,345 and 31,455,148 shares outstanding as of December 31, 2024 and 2023, respectively)	12, 13	1,643	1,584
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 8,076,732 and 9,326,732 shares issued and outstanding as of December 31, 2024 and 2023)	12, 13	403	466
Additional paid-in capital		120,262	111,736
Accumulated other comprehensive income (loss)		(4,136)	526
Retained earnings		298,861	177,698
Total shareholders’ equity		405,217	290,416
Total liabilities and shareholders’ equity		$1,070,475	$846,909
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)

		Year ended December 31,
	Note	2024	2023	2022
Revenues	2(q), 2(ae), 17
Service revenues		$350,273	$199,184	$140,628
Product revenues		810,769	504,647	349,443
Total revenues		1,161,042	703,831	490,071
Cost of revenues
Services		284,951	161,215	120,102
Products		590,855	353,983	286,855
Total cost of revenues		875,806	515,198	406,957
Gross profit		285,236	188,633	83,114
Operating expenses
Selling and marketing expenses	2(s)	70,686	41,386	24,038
General and administrative expenses	2(u)	73,944	30,008	22,627
Research and development expenses	2(v)	9,791	3,925	1,426
Losses on disposal of property and equipment		193	3,236	—
Total operating expenses		154,614	78,555	48,091
Operating income		130,622	110,078	35,023
Interest expense		(256)	(1,240)	(568)
Interest income		9,405	3,304	472
Foreign currency exchange gains (losses), net	2(ab)	(1,233)	2,086	(4,854)
Government grants	2(w)	37	911	1,085
Others, net		2,039	(144)	6
Income before income taxes		140,614	114,995	31,164
Income tax expense	2(z), 15	(14,806)	(20,887)	(7,192)
Net income		$125,808	$94,108	$23,972
Accretion of Redeemable Convertible Preferred Shares		—	—	(941)
Net income attributable to ordinary shareholders		125,808	94,108	23,031
Foreign currency translation adjustment, net of income taxes of $nil		(1,266)	(278)	969
Net unrealized gains on available-for-sale investments		7	—	—
Intra-entity foreign currency transactions gain (loss)		(2,565)	—	—
Release of foreign currency translation reserve related to liquidation of subsidiaries		(838)	—	—
Total other comprehensive income (loss)		(4,662)	(278)	969
Comprehensive Income		$121,146	$93,830	$24,941
Net income per ordinary share
—Basic	2(ac), 16	$3.06	$2.31	$0.60
—Diluted	2(ac), 16	$3.05	$2.30	$0.60
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	16	41,079,672	40,788,448	24,412,314
—Diluted	16	41,201,026	40,922,590	24,412,314
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2024		31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$111,736	$526	$177,698	$290,416
Net income		—	—	—	—	—	—	—	—	125,808	125,808
Share-based compensation	13	584,117	29	—	—	(34,171)	—	16,869	—	—	16,898
Exercise of warrants	14	13,372	1	—	—	—	—	(1)	—	—	—
Re-designated ordinary shares from Class B to Class A	12	1,250,000	63	(1,250,000)	(63)	—	—	—	—	—	—
Share repurchase	12	(1,033,292)	—	—	—	1,033,292	(23,243)	—	—	—	(23,243)
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	(1,266)	—	(1,266)
Net unrealized gain on available-for-sale investments	2(ad)	—	—	—	—	—	—	—	7	—	7
Intra-entity foreign currency transactions gain (loss)		—	—	—	—	—	—	—	(2,565)	—	(2,565)
Release of foreign currency translation reserve related to liquidation of subsidiaries		—	—	—	—	—	—	—	(838)	—	(838)
Retirement of shares	12	—	(34)	—	—	(683,760)	13,021	(8,342)	—	(4,645)	—
Balance as of December 31, 2024		32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2023		31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income		—	—	—	—	—	—	—	—	—	94,108	94,108
Shares issued for share-based compensation		—	—	—	—	68,283	—	—	—	—	—	—
Share-based compensation	13	312,535	16	—	—	(4,613,494)	231	81	2,687	—	—	3,015
Share repurchase	12	(215,201)	—	—	—	215,201	(1,594)	—	—	—	—	(1,594)
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	—	(278)	—	(278)
Balance as of December 31, 2023		31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$—	$111,736	$526	$177,698	$290,416

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Preferred Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares			Number of preferred shares
Balance as of January 1, 2022		—	$—	—	$—	11,082,930	$554	—	$—	$(79)	17,428,266	$872	$37,439	$(165)	$60,559	$99,180
Net income		—	—	—	—	—	—	—	—	—	—	—	—	—	23,972	23,972
Share-based compensation	12, 13, 14	—	—	—	—	—	—	—	—	—	—	—	9,893	—	—	9,893
Exercise of vested restricted shares	13	—	—	—	—	—	—	(141,864)	7	—	—	—	1,054	—	—	1,061
Accretion of Series E Preferred Shares		—	—	—	—	—	—	—	—	—	—	—	—	—	(941)	(941)
Issuance of ordinary shares to the former chief financial officer	12	—	—	—	—	26,738	2	—	—	(2)	—	—	—	—	—	—
Issuance of ordinary shares to the Trust Holdcos	12	—	—	—	—	4,765,903	238	4,765,903	(238)	—	—	—	—	—	—	—
Issuance of Class A ordinary shares upon the IPO	12, 13	3,381,000	169	—	—	—	—	—	—	—	—	—	33,269	—	—	33,438
Re-designating ordinary shares to Class B ordinary shares	12	—	—	7,755,689	388	(7,755,689)	(388)	—	—	—	—	—	—	—	—	—
Re-designating ordinary shares to Class A ordinary shares	12	8,119,882	406	—	—	(8,119,882)	(406)	—	—	—	—	—	—	—	—	—
Conversion of Preferred Shares to Class B ordinary shares	12	—	—	1,571,043	78	—	—	—	—	—	(1,571,043)	(78)	—	—	—	—
Conversion of Preferred Shares to Class A ordinary shares	12	15,857,223	794	—	—	—	—	—	—	—	(15,857,223)	(794)	—	—	—	—
Conversion of Series E Preferred Shares to Class A ordinary shares	12	3,999,709	199	—	—	—	—	—	—	—	—	—	27,394	—	—	27,593
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	—	—	—	—	—	969	—	969
Balance as of December 31, 2022		31,357,814	$1,568	9,326,732	$466	—	$—	4,624,039	$(231)	$(81)	—	$—	$109,049	$804	$83,590	$195,165

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$125,808	$94,108	$23,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,524	2,873	1,386
Share-based compensation	16,825	2,503	9,196
Operating lease	29,282	2,485	2,389
Changes in accounts receivables, net	(234)	(5,058)	(9,161)
Changes in inventories	(46,875)	(16,514)	2,785
Changes in prepayments and other assets	(1,665)	(9,249)	(1,384)
Changes in accounts payable, accrued expenses and other current liabilities	38,188	46,258	20,975
Changes in contract liabilities	(992)	1,473	(1,689)
Changes in income tax payable	(1,023)	10,977	(1,530)
Changes in deferred income taxes	(11,462)	398	183
Other operating activities	1,702	3,198	2,534
Net cash provided by operating activities	158,078	133,452	49,656
Cash flows from investing activities:
Cash paid for purchase of property and equipment	(15,536)	(4,380)	(709)
Cash received from disposal of property and equipment	2,103	462	—
Acquisitions, net of cash acquired	—	(86,629)	—
Purchases of investments	(73,831)	—	—
Sale and maturities of investments	31,845	—	—
Net cash used in investing activities	(55,419)	(90,547)	(709)
Cash flows from financing activities:
Repayment of finance lease obligations	(1,726)	(2,212)	(3,624)
Repayment of bank loans	—	(197)	(312)
Repurchases of ordinary shares	(23,243)	(1,594)	—
Proceeds from prepaid consideration of restricted shares	—	—	1,578
Proceeds from initial public offering, net of IPO costs	—	—	34,245

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net cash provided by (used in) financing activities	(24,969)	(4,003)	31,887
Effect of foreign currency exchange rate changes on cash and restricted cash	(1,414)	190	380
Net increase in cash and restricted cash	76,276	39,092	81,214
Cash and restricted cash at the beginning of the year	184,168	145,076	63,862
Cash and restricted cash at the end of the year	$260,444	$184,168	$145,076
Supplemental disclosure of cash flow information
Cash paid for interest expense	256	1,240	568
Cash paid for income taxes	26,301	9,512	8,539
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	767	—	2,719
Share based awards attributable to the IPO where no cash payment is required	—	—	807
Reversal of subscription receivable from ordinary shares	—	312	—
Fair value of assets acquired by acquisition	—	273,086	—
Cash paid for business combinations and asset purchases	—	87,568	—
Liabilities assumed by acquisition	—	(185,518)	—
    The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ORGANIZATION
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company based in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, "we" or "our") are principally engaged in large parcel merchandise sales and the provision of ecommerce solutions for small cross-border business owners utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment centers primarily located in the United States, Japan, Europe and Canada.
Organization
The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs (prior to 2024).
In 2017 and 2018, the Company entered into Account Control Agreements with other entities that were VIEs to facilitate operations in certain jurisdictions. The functions of the VIEs include the sales of merchandise on third-party ecommerce websites or providing warehousing and logistic services to users' registered on the GigaCloud Marketplace.
The Account Control Agreements allowed the Company to (i) exercise effective control over the consolidated VIEs, (ii) receive substantially all of the economic benefits of the consolidated VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests in the consolidated VIEs. The Company is regarded as the primary beneficiary of the VIEs, and consolidates the financial results of the VIEs in accordance with U.S. GAAP requirements. As of January 2024, the Company has terminated all Account Control Agreements with its VIEs and acquired 100% equity interest of all such entities. No consolidated VIEs remain as of December 31, 2024 and there were no material impacts to the Group's consolidated financial statements for the year ended December 31, 2024. The Company's involvement with the VIEs prior to 2024 affected the Company's consolidated financial position, results of operations and cash flows as indicated below.

	December 31,
	2024	2023
	(In thousands)
Cash	$—	$3,963
Accounts receivable, net	—	2,259
Inventories	—	22,643
Amounts due from related parties*	—	3,071
Prepayments and other current assets	—	182
Total current assets	—	32,118
Property and equipment, net	—	275
Operating lease right-of-use assets	—	1,978
Other non-current assets	—	768
Total assets	—	35,139
Accounts payable	—	11,563
Contract liabilities	—	736
Current operating lease liabilities	—	1,305
Income tax payable	—	3,644
Accrued expenses and other current liabilities	—	2,774
Amounts due to related parties*	—	12,773
Total current liabilities	—	32,795
Operating lease liabilities, non-current	—	553
Total liabilities	$—	$33,348

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

*As of December 31, 2023, amounts due to and due from related parties represent the loans, receivables and payables that the VIEs had with the Company’s consolidated subsidiaries, which were eliminated in the Company’s consolidated financial statements.

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Revenues	$—	$74,353	$70,635
Net income (loss)	—	11,146	(5,955)
Net cash provided by operating activities	—	1,115	1,410
Net cash provided by (used in) investing activities	—	(2,375)	53
Net cash (used in) financing activities	—	—	—
Net increase (decrease) in cash	—	(1,404)	1,825
Cash at the beginning of the year	—	5,367	3,542
Cash at the end of the year	$—	$3,963	$5,367
The Company has the power to direct activities of the VIEs, and there are no restrictions limiting their assets to only obligations of the VIEs. The creditors of VIEs do not have recourse to the general credit of the Company and its wholly-owned subsidiaries.
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
(b) Share Consolidation
On July 5, 2022, the Company effected a 1-for-500 share consolidation of its issued and unissued ordinary shares, redeemable convertible preferred shares, as well as share options and restricted shares under the 2008 Share Incentive Plan and the 2017 Share Incentive Plan. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this share consolidation.
(c) Principles of Consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries, and the VIEs for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
(d) Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet dates, and the reported revenues and expenses during the reported periods. Accounting estimates include, but are not limited to, fair valuation of financial instruments, fair valuation of assets acquired and liabilities assumed in a business combination, valuation and recognition of share-based compensation arrangements, inventory reserve for excess and obsolete inventories, useful lives of long-term assets, collectability of receivables, impairment of property and equipment, operating lease right-of-use assets, and valuation allowance of deferred tax assets. Incremental borrowing rate of leases, and the length of lease terms which vary by country and often include renewal options, are important factors in determining the appropriate accounting for leases including the initial classification of the lease as finance (referred to as “capital leases” prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842)) or operating and the recognition of rent expense over the duration of the lease.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.
(e) Foreign Currency
The Group’s reporting currency is U.S. Dollars ("USD" or "$"). The functional currency of the Group’s entities incorporated in the Cayman Islands, the U.S. and Hong Kong is USD. The Group’s entities incorporated in Japan, Germany, the United Kingdom, PRC and other jurisdictions use their respective local currencies as their functional currencies. The determination of the respective functional currency is based on the criteria of Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters.
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates quoted by authoritative banks prevailing at the dates of the transactions. Exchange gains and losses resulting from those foreign currency transactions denominated in a currency other than the functional currency are recorded as “Foreign currency exchange gains (losses), net” in the consolidated statements of comprehensive income.
Functional currencies of the Group's entities other than the USD included Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Euros (“EUR”), Renminbi (“RMB”), Canadian Dollars (“CAD”), Hong Kong Dollars (“HKD”), Malaysian Ringgits (“MYD”), Vietnamese Dongs (“VND”) and Mexican Pesos (“MXN”). These entities translate their operating results and financial positions into USD, the Group’s reporting currency. Assets and liabilities denominated in foreign currencies are translated into USD using the applicable exchange rates at the balance sheet date. Equity accounts other than earnings generated in the current period are translated into USD at the appropriate historical rates. Revenues, expenses, gains and losses are translated into USD using the periodic average exchange rates. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income as a component of shareholders’ equity.
(f) Commitments and Contingencies
In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising in the normal course of business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, and non-income tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(g) Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less. As of December 31, 2024 and 2023, cash and cash equivalents were held at financial institutions at the locations listed below:

	December 31,
	2024	2023
	(In thousands)
Financial institutions in the United States
- Denominated in USD	$199,625	$83,961
- Denominated in GBP	17	80
- Denominated in CAD	445	192
- Denominated in MXN	7	9
Total cash and cash equivalents held at financial institutions in the United States	200,094	84,242
Financial institutions in Hong Kong
- Denominated in USD	877	3,078
- Denominated in EUR	18,312	22,955
- Denominated in GBP	4,197	6,756
- Denominated in JPY	2,116	12,871
- Denominated in HKD	1,397	34
- Denominated in CAD	264	—
Total cash and cash equivalents held at financial institutions in Hong Kong	27,163	45,694
Financial institutions in Japan
- Denominated in JPY	6,789	14,055
- Denominated in USD	14	65
Total cash and cash equivalents held at financial institutions in Japan	6,803	14,120
Financial institutions in the United Kingdom
- Denominated in GBP	2,780	643
- Denominated in USD	2,079	273
- Denominated in EUR	1,791	628
Total cash and cash equivalents held at financial institutions in the United Kingdom	6,650	1,544
Financial institutions in the mainland of the PRC
- Denominated in RMB	8,215	8,557
- Denominated in USD	1	1,130
- Denominated in EUR	—	16,092
- Denominated in GBP	—	8,359
Total cash and cash equivalents held at financial institutions in the PRC	8,216	34,138

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2024	2023
	(In thousands)
Financial institutions in Germany
- Denominated in EUR	7,815	2,960
- Denominated in USD	2,565	468
- Denominated in GBP	73	31
Total cash and cash equivalents held at financial institutions in Germany	10,453	3,459
Financial institutions in Vietnam
- Denominated in VND	237	81
- Denominated in RMB	1	1
- Denominated in USD	58	1
Total cash and cash equivalents held at financial institutions in Vietnam	296	83
Financial institutions in Malaysia
- Denominated in MYR	44	3
- Denominated in USD	40	—
Total cash and cash equivalents held at financial institutions in Malaysia	84	3
Total cash and cash equivalents held at financial institutions	$259,759	$183,283
(h) Restricted Cash
Cash that is restricted for withdrawal or use is reported separately on the consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee. As of December 31, 2024 and 2023, restricted cash, held by the Group at the United States financial institutions and denominated in U.S. Dollars, amounted to $685 thousand and $885 thousand, respectively.
A reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the amounts in the consolidated statements of cash flows is as follows:

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$259,759	$183,283
Restricted cash	685	885
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$260,444	$184,168
(i) Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable and contract liabilities. A contract liability is recognized when the Group has an obligation to transfer goods or services to a customer for which the Group has received consideration from the customer, or for which an amount of consideration is due from the customer.
Accounts receivable are recognized in the period when the Group has transferred products or provided services to its customers and when its right to consideration is unconditional. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statement of cash flows. The Group maintains a general and specific allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Accounts receivable balances with large creditworthy customers are reviewed by management individually for collectability. All other balances are reviewed on a pooled basis. A percentage of general allowance is applied to the balances of accounts receivable in each aging category, excluding those which are assessed individually for collectability.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(l) Software Development Costs
The Group incurs software development costs related to internal-use software and the Group's websites. No software development costs were capitalized for the years presented. All costs, including those related to design or maintenance, are expensed as incurred.
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
The Group accounts for business combinations using the acquisition method. Accordingly, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill as of the acquisition date is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill recorded in an acquisition is assigned to applicable reporting units that are expected to benefit from the synergies. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of intangible assets is recorded in the consolidated statements of comprehensive income. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.
The Group also incurs acquisition-related expenses including legal, banking, accounting and other advisory fees of third parties which are recorded as general and administrative expenses as incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
(n) Goodwill
The primary drivers that generate goodwill are the value of synergies that are expected from combining the activities of the acquirer and acquiree. The Group assesses goodwill impairment at the reporting unit level annually or more frequently if indicators of impairment are present. The group initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. The Group did not incur impairment charges for goodwill in the years ended December 31, 2024 and 2023, and the Group had no goodwill prior to 2023.
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
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment for the intangible assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment of intangible assets was recognized for the years ended December 31, 2024, 2023 and 2022.
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
The Group categorizes leases at their inception as either operating or finance leases. Lease agreements mainly cover office space, fulfillment centers, storage racks and other heavy equipment used in the fulfillment centers. Most of these leases are operating leases; however, certain warehouse storage racks from third-party lessors are leased under finance leases. Leased assets pursuant to operating leases are included in operating lease right-of-use assets ("ROU"), while

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

leased assets pursuant to finance leases are included in property and equipment, net. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Group uses a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not reported on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date the Group has the right to control the property. For leases acquired in business combinations or asset acquisitions, ROU assets are measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. The Group elected, as a lessee, the single component practical expedient, which requires the Group, for all classes of underlying assets, not to separate nonlease components from the lease component and instead to account for the lease component and the nonlease components associated with that lease component as a single lease component.
(q) Revenue recognition
The Group recognizes revenues when the Group satisfies a performance obligation by transferring a promised good or service to a customer in accordance with ASC 606. An asset is transferred when the customer obtains control of that asset.
The Group evaluates whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When the Group is a principal, and the Group obtains control of the specified goods or services before they are transferred to the customers, the revenues are recognized at the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Group is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues are recognized at the net amount of commission that the Group earns in exchange for arranging for the specified goods or services to be provided by other parties. Revenues are recorded net of value-added taxes.
The Group focuses on selling large parcel merchandise to various distributors, resellers and individual customers, as well as the provision of ecommerce solutions on its own platform (“GigaCloud Marketplace”) and other third-party ecommerce websites, with which the Group could democratize access and distribution globally to manufacturers (“Sellers”) and online resellers (“Buyers”) without borders. The Group’s revenues include revenues from product sales and services. Product sales include sales on the GigaCloud Marketplace (“GigaCloud 1P”) and sales to and through third-party ecommerce websites (“Off-platform ecommerce”). Service revenues are generated from services provided to registered users, including Sellers and Buyers on GigaCloud Marketplace (“GigaCloud 3P”).
GigaCloud 1P
The Group sells its merchandise to its customers, who are Buyers on the GigaCloud Marketplace. The Group recognizes revenues net of discounts and return allowances. Such revenue is recognized at the point in time when control of the merchandise is transferred to the Buyer, which occurs upon shipment out of the Group’s fulfillment centers to the destination designated by the Buyer. In accordance with ASC 606, the Group has elected to account for handling and shipping services performed after buyers obtain control of merchandise as fulfillment activities for the sale of merchandise for certain geographic locations.
Off-platform ecommerce
There are two business lines subject to Off-platform ecommerce, which include a) product sales made to third-party ecommerce websites (“Product sales to B”) and b) product sales to individual customers through third-party ecommerce websites (“Product sales to C”).
Product sales to B
The Group sells its merchandise to third-party ecommerce websites, who typically designate carrier companies to pick up merchandise from our fulfillment centers. The Group recognizes revenue net of discounts and return allowances. Such revenue is recognized at the point in time when the third-party ecommerce websites obtain control of the merchandise, which is shipment out of the Group’s fulfillment centers and pick-up by the carrier companies designated by the third-party ecommerce websites. As expenses charged by these websites are not in exchange for a distinct good or

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

service, payments to these websites, which are the Group’s customers, are not recognized as expenses but recorded net of revenues.
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
Service
The Group enters into contracts with GigaCloud 3P and other customers, which often include promises to transfer multiple services. For these contracts, the Group accounts for individual performance obligations separately if they are capable of being distinct and distinct within the context of the contract. Determining whether services are considered distinct performance obligations may require judgment.
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
The Group also offers comprehensive supply chain solutions for Sellers. The Group provides services that help Sellers ship merchandise from the Sellers’ manufacturing plant to the Group’s overseas fulfillment centers, utilizing the Group’s extensive shipping network consisting of ocean transportation providers, custom declaration agents, drayage service providers and domestic shipping companies. Furthermore, the Group also provides warehousing services to Sellers and Buyers through storage of merchandise in the Group’s fulfillment centers, as well as packaging and last-mile delivery services from the Group’s fulfillment centers to domestic destinations designated by Buyers. Revenues resulting from storage, ocean transportation services, drayage services and last-mile delivery services are recognized over time, as the Group performs contractual obligations through continuous transfer of control to Sellers or Buyers, and they could simultaneously receive and consume the benefits of the Group’s performance as it occurs; revenues from packaging services are recognized at the time the merchandise is packed and shipped, at which time the packaging service is considered completed. The Group is acting as a principal in providing aforementioned services and accordingly recognizes revenue on a gross basis as the Group determines the price and selects carriers at its own discretion.
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
(r) Cost of Revenues
Cost of revenues are comprised of cost of product sales and cost of services. Cost of Product sales primarily consist of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, warehouse rental expenses excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Cost of services primarily consist of delivery costs, an allocated portion of warehouse rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
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
(t) Advertising Expenses
Advertising expenses, including advertisements through various forms of media and marketing and promotional activities, are included in “selling and marketing expenses” in the consolidated statements of comprehensive income when incurred. Total advertising expenses incurred were $6,668 thousand, $3,908 thousand and $1,530 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
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
(w) Government grants
Government grants are recognized when there is reasonable assurance that the Group will comply with the conditions attached to it and the grants will be received. The Group has received government grants in cash to support growth and competitiveness in the internet industry. No future related costs are stipulated. Government grants are recognized in the Group’s consolidated statement of comprehensive income when the grant becomes receivable. Government grants of $37 thousand, $911 thousand and $1,085 thousand were recorded in the Group’s consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022, respectively. There were no significant commitments, contingencies or provisions for recapture conditions for the government grants received for the years ended December 31, 2024, 2023 and 2022.
(x) Share-based Compensation
The Group applies ASC 718 (“ASC 718”) Compensation—Share Compensation to account for its share-based payments. In accordance with ASC 718, the Group determines whether an award should be classified and accounted for as a liability award or an equity award.
Share-based awards in the form of share options, restricted shares, restricted share units and ordinary shares that are equity-classified awards are measured at the grant date fair value of the awards. Compensation expenses are recognized on a straight-line basis over the requisite service period. When no future services are required to be performed

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in exchange for an award, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date.
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
For the years ended December 31, 2024, 2023 and 2022, the costs and expenses of the obligations to the defined contribution plans amounted to $7,370 thousand, $3,711 thousand and $2,610 thousand, respectively.
(z) Income Taxes
The Group is subject to income taxes in the U.S. and other foreign jurisdictions. The Group accounts for income taxes using the asset and liability method. Current income taxes are provided on the basis of income before income taxes for financial reporting purposes, and adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of comprehensive income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred income tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred income tax assets will not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of futures profitability, the duration of statutory carryforward periods, the Group’s experience with operating loss and tax credit carryforwards, if any, not expiring.
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(aa) Unused Commitment
The Group has an unused committed revolving line of credit in the amount of $30 million, which expires in June 2026. The line of credit bears interest at a variable rate based on SOFR plus 1.5% and requires the Company to maintain compliance with certain financial covenants, including minimum liquidity, income and debt-to-equity ratios and is secured by substantially all of the Group’s assets. As of December 31, 2024, no amounts were drawn and no balances were outstanding under this facility. The Company was in also compliance with all applicable covenants by a significant margin.
(ab) Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the years ended December 31, 2024, 2023 and 2022.
One customer individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2024, and 2023, and no other customers accounted for 10.0% or more of total accounts receivable balance as of December 31, 2024, and 2023.

	December 31, 2024	December 31, 2023
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	19.7%	30.2%
During 2024, one service provider individually represented 19.5% of total purchases, and no other vendors accounted for 10.0% or more of total purchases.
Concentration of credit risk
Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, accounts receivable, and amounts due from third-party payment platforms.
The Group’s investment policy requires cash, cash equivalents, and restricted cash to be placed with high quality financial institutions and to limit the amount of credit risk from any one institution. The Group regularly evaluates the credit standing of its counterparties.
Accounts receivable (Note 4) from product and service sales on the GigaCloud Marketplace, as well as amounts due from third-party payment platforms (Note 6), are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past payment history and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate.
Foreign currency exchange rate risk
The Group is exposed to risks from foreign currency exchange rate fluctuations on the translation of foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Changes in currency rates resulted in gains (losses) of ($1.2 million), $2.1 million and ($4.9 million) for the years ended December 31, 2024, 2023 and 2022, respectively, primarily due to foreign currency exchange rate fluctuations against the U.S. dollar.
(ac) Earnings per Share
Basic earnings per share is calculated by dividing net income attributable to ordinary shareholders, considering the accretions to redemption value of the preferred shares, if any, by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two-class method, any net income is allocated between ordinary shares and other participating securities based on their participating rights.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(ad) Fair Value Measurements
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
Investments and cash equivalents are measured at fair value on a recurring basis. As of December 31, 2024, investments in the consolidated balance sheets include time deposits and U.S. treasury securities, with maturity of three months to 12 months.
Treasury securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income (loss)”. The related unrealized gains recorded in accumulated other comprehensive income were $7 thousand, nil and nil as of December 31, 2024, 2023 and 2022. $2 thousand, nil and nil realized gains or losses were recorded for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, all available-for-sale securities are expected to mature within one year. The Group has no investments as of December 31, 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2024
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
U.S. treasury securities(2)	Investments	11,973	11,980
Time deposits	Investments	30,284	30,694
		42,257	42,674
_____________________
(1) Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.
(ae) Segment Reporting
The Group’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. For the purpose of internal reporting and management’s operation review, the Group’s chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Group has one operating segment. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the Consolidated Statements of Comprehensive Income.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
	(In thousands)
The United States	$456,563	$400,554
Others	24,865	22,982
Total long-lived assets	$481,428	$423,536
Revenues reported are attributed to geographic areas based on locations of the Company’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenue by geography for the years ended December 31, 2024, 2023 and 2022 is as follows:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2024	2023	2022
Revenues by geographic region:	(In thousands)
Hong Kong	16,879	11,187	6,872
Platform commission	16,879	11,187	6,872
United States	64,924	19,610	37,684
Others(1)	835	93	273
Ocean transportation service	65,759	19,703	37,957
United States	15,006	10,667	4,971
Others(1)	208	95	36
Drayage service	15,214	10,762	5,007
United States	45,103	23,601	14,569
Others(1)	1,086	822	1,673
Warehousing service	46,189	24,423	16,242
United States	138,842	101,285	60,632
Germany	16,197	3,663	1,061
Others(1)	1,546	1,030	1,052
Last-mile delivery service	156,585	105,978	62,745
United States	26,570	16,070	7,101
Germany	2,984	879	255
Others(1)	397	347	379
Packaging service	29,951	17,296	7,735
United States	18,265	9,196	3,962
Others(1)	1,431	639	108
Others	19,696	9,835	4,070
Service revenues	$350,273	$199,184	$140,628
United States	573,348	373,837	269,599
Germany	170,497	71,163	21,133
Japan	45,922	44,348	40,082
Others(1)	21,002	15,299	18,629
Product revenues	$810,769	$504,647	$349,443
Total revenues	$1,161,042	$703,831	$490,071
(1) No other individual region's revenues exceeded 10% of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022.
(af) Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. The Group adopted this ASU on January 1, 2024 with no material impact to the Group’s consolidated financial statements. The required segment disclosures are included above.
(ag) Accounting Pronouncements Not Yet Adopted

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the ASU can be applied on either a prospective or retroactive basis. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU amends existing income statement disclosure guidance, primarily requiring disaggregated disclosure of specific expense categories, such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. For public business entities, the ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the ASU can be applied on either a prospective or retroactive basis. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
(ah) Reclassification
Certain reclassifications have been made to our prior year's financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.
3. BUSINESS COMBINATIONS
Noble House
In October 2023, the Group completed its acquisition of Noble House Home Furnishings LLC (“Noble House”) as the successful bidder in connection with Noble House’s Chapter 11 bankruptcy proceedings. Noble House is a business to business ("B2B") distributor of indoor and outdoor home furnishing; the acquisition of Noble House accelerates our core strategy of building a diverse, large-scale B2B marketplace with high-quality, differentiated products. Noble House provides the Group with expansion of our operations into Canada and significant fulfillment center space.
The aggregate consideration was approximately $77.6 million. The Noble House acquisition was funded using cash on hand from operations. The acquisition of Noble House had no impact on the Group's weighted-average shares as no shares were issued. Of the total $77.6 million purchase price, $511 thousand was cash acquired, $1.1 million was attributed to intangible assets, $69.3 million was attributed to other net assets acquired, and $6.8 million was attributed to goodwill. The goodwill of $6.8 million is attributable to expected synergies from future growth, including synergies in expansion into other markets and product types. Acquisition-related costs for Noble House were approximately $1.6 million. These were expensed as incurred and are included in general and administrative expenses within the consolidated statements of comprehensive income.
Wondersign
In November 2023, the Group acquired all outstanding equity interest of Apexis, Inc., a Florida corporation dba Wondersign (“Wondersign”), a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida, with access to thousands of storefronts across the United States. Wondersign provides the Group access to brick-and-mortar retail stores and allows the Group to launch to new customer solutions. The aggregate purchase price was approximately $10 million. The Wondersign acquisition was funded using cash on hand from operations. The acquisition of Wondersign had no impact on the Group's weighted-average shares as no shares were issued. Of the total $10 million purchase price, $428 thousand was cash acquired, $7.6 million was attributed to intangible assets, $3.9 million was attributed to other net liabilities assumed, and $5.8 million was attributed to goodwill. The goodwill of $5.8 million is attributable to expected synergies from future growth, including synergies in expansion into other markets and product types.
Acquisition-related costs for Wondersign were approximately $338 thousand. These were expensed as incurred and are included in general and administrative expenses within the consolidated statements of comprehensive income.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accounts receivable	$58,250	$59,376
Less: allowance for doubtful accounts	(937)	(500)
Accounts receivable, net	$57,313	$58,876

The movement of the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Balance as of the beginning of the year	$(500)	$(237)	$(151)
Additions charged to bad debt expense	(437)	(263)	(86)
Balance as of the end of the year	$(937)	$(500)	$(237)
5. INVENTORIES
Inventories consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Products available for sale	$117,223	$92,059
Goods in transit	55,266	40,188
Inventories	$172,489	$132,247
6. PREPAYMENTS AND OTHER CURRENT ASSETS
Prepayments and other current assets are consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Value-added taxes recoverable	$1,150	$—
Advances to suppliers	1,166	2,031
Amounts due from third-party payment platforms	5,725	9,945
Deposits	186	270
Prepaid expenses	4,663	3,451
Others	1,782	1,819
Prepayments and other current assets	$14,672	$17,516
Deposits recorded in prepayments and other current assets include those made to lessors for leasing fulfillment centers and equipment, service deposits, and other deposits which are receivable within a year. Deposits of $8,970 thousand and $6,880 thousand as of December 31, 2024 and 2023, respectively, that are expected to be received beyond a year are recorded in the non-current assets in the consolidated balance sheets.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Office and other equipment	$8,368	$4,076
Vehicles	178	1,769
Logistics, warehouse and other heavy equipment	31,556	23,745
Property and equipment	40,102	29,590
Less: Accumulated depreciation	(10,604)	(4,976)
Property and equipment, net	$29,498	$24,614
The carrying amounts of the Group’s property and equipment, net, acquired under finance leases as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Logistics, warehouse and other heavy equipment	$608	$10,222
Property and equipment	608	10,222
Less: Accumulated depreciation	(62)	(1,606)
Property and equipment, net	$546	$8,616
Depreciation expenses on property and equipment were allocated to the following expense items:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenues	$5,940	$1,920	$970
General and administrative expenses	289	550	416
Research and development expenses	126	93	—
Total depreciation expenses	$6,355	$2,563	$1,386

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes goodwill activity:

Amount
(In thousands)
Balance as of January 1, 2024	$12,586
Acquisitions	—
Impairment	—
Balance as of December 31, 2024	$12,586

Amount
(In thousands)
Balance as of January 1, 2023	$—
Acquisitions (Note 3)	12,586
Impairment	—
Balance as of December 31, 2023	$12,586
Intangible Assets, net
The gross amounts and accumulated amortization of intangible assets with finite useful lives as of December 31, 2024 and 2023, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	2024	2023
	(In thousands)
Technology assets	$6,467	$6,467
Customer relationships	2,210	2,210
Total intangible assets	8,677	8,677
Less accumulated amortization	(2,479)	(310)
Total intangible assets, net	$6,198	$8,367
Amortization of intangible assets with finite useful lives included in the Group's consolidated statements of comprehensive income was $2,169 thousand, $310 thousand and nil for the year ended December 31, 2024, 2023 and 2022. The Group had no intangible assets prior to 2023.
Future estimated amortization expense as of December 31, 2024, for identifiable intangible assets is as follows:

(In thousands)
2025	$1,219
2026	1,219
2027	1,219
2028	1,085
2029	147
2030 and thereafter	1,309
Total amortization expense	$6,198

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE

	December 31,
	2024	2023
	(In thousands)
Vendor payable	$39,039	$29,753
Shipping charges payable and others	39,124	40,004
Accounts payable	$78,163	$69,757
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2024	2023
	(In thousands)
Receipts on GigaCloud Marketplace*	$42,897	$29,319
Credit card payables	13,590	7,844
Salary and welfare payables	8,276	7,110
Sales refund liability	4,869	3,982
Other taxes payable	2,974	1,938
Finance lease obligations, current (See Note 11)	140	1,666
Professional fee accruals	506	921
Obligations under the remorse protection program	536	248
Prepaid consideration of restricted shares**	—	79
Liability classified share-based compensation	42	35
Other payables	5,764	4,177
Accrued expenses and other current liabilities	$79,594	$57,319
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
**Pursuant to the 2017 Share Incentive Plan, in February 2022, the board of directors resolved to grant 210,898 restricted shares to its employees and non-employee service providers. The amount of $1,578 thousand prepayment of consideration that was received by the Group before cliff vesting of such restricted shares was initially recorded in accrued expenses and other current liabilities. During the year ended December 31, 2024, $79 thousand of prepaid consideration was transferred from accrued expenses and other current liabilities to equity upon vesting of the restricted shares. No remaining prepaid consideration was recorded in accrued expenses and other current liabilities within the consolidated balance sheets as of December 31, 2024.
11. LEASES
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31,
	Balance Sheet Caption	2024	2023
		(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$451,930	$398,922
Finance lease right-of-use assets	Property and equipment, net	546	8,616
Total right-of-use assets		$452,476	$407,538

		December 31,
	Balance Sheet Caption	2024	2023
		(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(88,521)	$(57,949)
Finance lease liabilities	Accrued expenses and other current liabilities	(140)	(1,666)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(395,235)	(343,511)
Finance lease liabilities	Finance lease obligations, non-current	(382)	(111)
Total lease liabilities		$(484,278)	$(403,237)
The components of lease cost were as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$102,841	$40,215
Finance lease cost
Amortization of right-of-use assets	436	680
Interest on lease liabilities	153	532
Short-term lease costs	699	351
Total	$104,129	$41,778
Lease terms and discount rates are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	5.41	6.45
Finance leases	3.62	0.84
Weighted average discount rate:
Operating leases	3.22%	3.23%
Finance leases	10.54%	18.18%

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of December 31, 2024, including rental payments for lease renewal options the Group is reasonably certain to exercise were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
2025	$105,052	$189
2026	106,336	151
2027	101,547	143
2028	91,186	111
2029	60,838	37
Thereafter	75,789	—
Total lease payments	540,748	631
Less: imputed interest	(56,992)	(109)
Present value of lease liabilities	$483,756	$522
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$74,729	$37,730
Operating cash flows from finance leases	153	532
Financing cash flows from finance leases	1,726	2,212
Right-of-use assets obtained in exchange for lease obligations *
Operating leases	143,259	291,816
Finance leases	$767	$207
*This supplemental non-cash disclosure for right of use assets obtained in exchange for new lease liabilities refers to an increase in lease liabilities associated with obtaining new right of use assets.
12. ORDINARY AND PREFERRED SHARES
Initial Public Offering, Ordinary Shares, and Preferred Shares
Prior to the its IPO in 2022, the Company issued Series A, Series B, Series C, Series D, and Series E preferred shares and ordinary shares. On August 18, 2022, the Company completed its IPO of 3,381,000 shares on the Nasdaq Global Market at $12.25 per share for total Proceeds of $34.2 million. Our Board of Directors authorized two classes of shares, Class A and Class B ordinary shares at $0.05 par value per share. Immediately prior to completion of the IPO, 19,856,932 preferred shares and 8,119,882 ordinary shares were converted to Class A ordinary shares. 1,571,043 preferred shares and 7,755,689 ordinary shares were converted to Class B ordinary shares. No preferred shares have been issued subsequent to the Company's IPO and no preferred shares remain outstanding as of December 31, 2024, 2023 and 2022.
The rights of the holders of Class A and Class B ordinary shares are identical, except with respect to voting and conversion. Each share of Class A ordinary shares is entitled to one vote per share. Each share of Class B ordinary shares is entitled to 10 votes. Shares of Class B ordinary shares may be converted at any time at the option of the shareholder to Class A ordinary shares. Class A ordinary shares may not be converted to Class B ordinary shares. Class B ordinary shares are held only by our founder and chief executive officer Mr. Larry Lei Wu and his vehicles. In the three

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2024, 2023, and 2022, 1,250,000, nil, and nil Class B ordinary shares were converted into equivalent number of Class A ordinary shares.
Share Repurchases
In the three years ended December 31, 2024, 2023 and 2022, the Group repurchased $23.2 million, $1.6 million and nil, respectively, of the Company's Class A ordinary shares through Rule 10b5-1 plans at an average price of $22.45, $7.37, and nil, respectively. Share repurchase costs incurred in the three years ended December 31, 2024, 2023 and 2022 were $42 thousand, $8 thousand, and nil. In December 2024, the Group retired 683,760 shares of the Company's Class A ordinary shares, which were repurchased in 2024 and 2023. The difference between the cost of the treasury shares and the stated value of the shares is allocated between additional paid-in capital and retained earnings in accordance with ASC 505 requirements.
Under existing repurchase plans authorized by our Board of Directors, $22.8 million remain available for Class A ordinary share repurchases as of December 31, 2024.
The following table presents treasury shares issued, repurchased and subsequently retired:

	Year ended December 31,
	2024	2023	2022
Treasury shares at the beginning of the year	294,029	4,624,039	—
Issuance of ordinary shares to the Trust Holdcos	—	—	4,765,903
Repurchases during the year	1,033,292	215,201	—
Retirement of shares	(683,760)	—	—
Shares issued for share-based compensation	—	68,283	—
Share-based compensation	(34,171)	(4,613,494)	(141,864)
Treasury shares at the ending of the year	609,390	294,029	4,624,039
13. SHARE-BASED COMPENSATION
In March 2017, our shareholders and board of directors approved and adopted the 2017 share incentive plan (the “2017 Plan”) for the purpose of granting share-based compensation awards. As of December 31, 2024, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2017 Plan was 7,996,565 ordinary shares.
Restricted share units
Each year from 2023, the Group grants restricted share units (RSUs) to a broad based group of eligible employees and from time to time, eligible non-employee service providers, under the 2017 Plan. RSUs are generally granted during the second quarter of the year with two types of vesting schedules of (1) vesting immediately upon grant or (2) vesting 50% immediately upon grant and cliff vesting the remaining 50% over a one year requisite service period. RSUs are measured at the grant date fair value of the awards. Compensation expense for RSUs is recognized ratably over the requisite service period of the award, or immediately upon grant if there is no requisite service.
Each share granted subject to an RSU award reduces the number of shares available under the Group's stock incentive plan by one share. The Group satisfies vesting of RSUs with newly issued shares and treasury shares. RSUs may be forfeited by employees who terminate prior to vesting.
A summary of the Group's RSU activities for the years ended December 31, 2024, and 2023 is presented below:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2024	159,773	$5.01
Granted	567,130	30.72
Vested	(572,402)	23.71
Forfeited	(4,241)	5.01
Outstanding as of December 31, 2024	150,260	$30.82

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2023	—	$—
Granted	412,397	5.23
Vested	(252,624)	5.37
Outstanding as of December 31, 2023	159,773	$5.01
As of December 31,2024, unrecognized compensation expenses of $1,158 thousand related to the 150,260 unvested RSUs will be recognized in the next twelve months.
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenues	$970	$9	$—
Selling and marketing expenses	2,457	169	—
General and administrative expenses	11,024	1,501	—
Research and development expenses	2,058	211	—
Total share compensation expenses	$16,509	$1,890	$—
Share options
Prior to its IPO in 2022, the Group granted share options to a broad based group of eligible employees under the 2017 Plan. Share options granted were exercisable upon a qualified IPO before an expiration period of ten years after grant, and certain share options granted to key employees had requisite service periods up to 42 months. Share options were measured at the grant date fair value using the binomial option pricing model with the following assumptions.

Year ended December 31,
Grant dates:	2022
Risk-free rate of return	1.80%
Volatility	43.60%
Expected dividend yield	0.00%
Exercise multiple	2.20/2.80
Fair value of underlying ordinary share	$7.50
Expected terms	10 years
The expected volatility was estimated based on the historical volatility of comparable peer public companies with a time horizon close to the expected term of the Group’s options. The risk-free interest rate was estimated based on the

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In August 2022, the Group consummated its IPO and all outstanding share options were vested and expensed. All share options outstanding were exercised as of December 31, 2023, and no new share options were granted in 2024 and 2023. No outstanding share options remained as of December 31, 2024. The following table summarizes activities of share options for the years ended December 31, 2023 and 2022.

	Number of shares	Weighted average exercise price	Weighted average grant- date fair value
Outstanding at January 1, 2023	4,556,061	$0.05	$1.15
Granted	—	—	—
Exercised	(4,556,061)	0.05	1.15
Outstanding at December 31, 2023	—	$—	$—

	Number of shares	Weighted average exercise price	Weighted average grant- date fair value
Outstanding at January 1, 2022	4,170,627	$0.05	$0.57
Granted	385,434	0.05	7.43
Exercised	—	—	—
Outstanding at December 31, 2022	4,556,061	$0.05	$1.15
Total intrinsic value of options exercised was nil, $5,239 thousand and nil for the years ended December 31, 2024, 2023, and 2022.
Total compensation expenses recognized are allocated to the following expense items.

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenues	$—	$—	$487
Selling and marketing expenses	—	—	748
General and administrative expenses	—	—	7,652
Research and development expenses	—	—	—
Total share compensation expenses	$—	$—	$8,887
Restricted shares
In 2022, the Group granted restricted shares to its eligible employees and certain non-employee service providers. Restricted shares granted had an exercise price of $7.48 per share and were exercisable upon (1) a qualified IPO and (2) satisfaction of a requisite service period of three years starting from the date of service commencement with the Group. In the event of early service termination, the Company has the right (but not the obligation) to repurchase all or any of the restricted shares in cash, for the amount of the original purchase price paid by the grantee.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted shares were measured at the grant date fair value using the income approach and equity allocation method. Estimation of fair value involves significant assumptions that might not be observable in the market, and a number of complex and subjective variables, discount rate, risk-free interest rate and subjective judgments regarding the Group’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants are made. The fair value of these awards was determined by management with the assistance from an independent valuation firm. The grant date fair value of the restricted shares was determined to be $0.0015 per share.
In 2022, the Group further granted restricted shares to one non-employee service provider directly attributable to the Group's IPO. Restricted shares granted were exercisable at $0.05 per share, which is the par value of the Company's ordinary shares. No other restrictions were stipulated and such restricted shares were vested immediately upon consummation of the Group's IPO. No restricted shares have been granted after the year ended December 31, 2022, and no unvested restricted shares remained as of December 31, 2024.
A summary of the Company’s restricted shares for the year ended December 31, 2024 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	10,545	$0.0015
Vested	(10,545)	0.0015
Outstanding as of December 31, 2024	—	—
Expected to be vested	—	$—

A summary of the Company’s restricted shares for the year ended December 31, 2023 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	69,034	$0.0015
Vested	(58,489)	0.0015
Outstanding as of December 31, 2023	10,545	0.0015
Expected to be vested	10,545	$0.0015

A summary of the Company’s restricted shares for the year ended December 31, 2022 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	—	$—
Granted	220,898	0.2690
Vested	(151,864)	0.3906
Outstanding as of December 31, 2022	69,034	0.0015
Expected to be vested	69,034	$0.0015
14. WARRANTS

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Group issued warrants to the Underwriter at the closing of the offering on August 22, 2022, and the Underwriter is entitled to subscribe for, purchase and receive, in whole or in part, up to 29,400 Class A ordinary shares in the par value of $0.05 per share, at the exercise price of $18.375 per share, at any time beginning February 17, 2023, and at or before February 17, 2025. In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. The shares were issued on February 16, 2024, February 23, 2024 and February 28, 2024. All warrants of the Underwriter have been exercised as of December 31, 2024.
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
15. INCOME TAX
Income tax
The components of income before income taxes are as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
The U.S.	$28,279	$16,222	$6,502
Foreign	112,335	98,773	24,662
Total	$140,614	$114,995	$31,164

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024, 2023 and 2022, the details of income tax expense are set forth below:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Current
Federal	$11,122	$2,286	$1,758
State	4,796	1,358	948
Foreign	10,328	16,845	4,303
Total current tax expense	26,246	20,489	7,009
Deferred
Federal	(8,637)	724	253
State	(1,964)	(261)	(67)
Foreign	(839)	(65)	(3)
Total deferred tax expense	(11,440)	398	183
Income tax expense	$14,806	$20,887	$7,192
The reconciliation of taxes at the statutory federal rate to our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Tax at statutory federal rate of 21%	$29,529	$24,149	$6,544
State tax, net of federal benefit	1,468	779	556
Tax rate differential for foreign entities	(5,392)	(1,445)	(682)
Preferential tax rate	(1,795)	(322)	(509)
Change in unrecognized tax benefits	1,029	451	254
Non-deductible expenses	(126)	5	2
Cross-border transfer pricing adjustment	(6,366)	(1,161)	(1,330)
Change in valuation allowance on deferred tax assets	(197)	(817)	1,594
Prior year settlements and claims	(2,411)	(554)	701
Others	(933)	(198)	62
Total	$14,806	$20,887	$7,192

Deferred tax assets and deferred tax liabilities

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2024	2023
	(In thousands)
Net operating losses carryforwards	$2,618	$2,821
Inventories under the uniform capitalization (UNICAP) rules	1,663	1,031
Inventory write-down	569	553
Accrued expenses and other current liabilities	1,003	352
Operating lease liabilities, current and non-current	88,363	62,904
Others	715	141
Less: valuation allowance	(2,618)	(2,821)
Total deferred tax assets, net	92,313	64,981
Tax impact of full expensing of qualified property and equipment	(3,763)	(4,776)
Intangibles	(1,061)	(1,608)
Finance leases	—	(133)
Operating lease right-of-use assets	(78,404)	(60,819)
Total gross deferred income tax liabilities	(83,228)	(67,336)
Net deferred assets (liabilities)	$9,085	$(2,355)
The deferred taxes noted above are classified as follows in the Group’s consolidated balance sheets:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets	$10,026	$1,440
Deferred tax liabilities	(941)	(3,795)
Net deferred assets (liabilities)	$9,085	$(2,355)
Changes in valuation allowance are as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Balance at the beginning of the year	$2,821	$2,786
Additions	392	1,466
Reversal	(589)	(1,420)
Expiration	(6)	(11)
Balance at the end of the year	$2,618	$2,821
Net Operating Losses and Valuation Allowances
The net operating loss carryforwards of the Company’s subsidiaries incorporated in the US amounted to $4,466 thousand, $2,976 thousand and nil as of December 31, 2024, 2023 and 2022. As of December 31, 2024, $2,231 thousand net operating loss carryforwards does not expire, the remainder will begin to expire in 2037. The net operating loss carryforwards of the Company’s foreign subsidiaries amounted to $8,763 thousand, $9,727 thousand and $12,890 thousand as of December 31, 2024, 2023 and 2022. nil, $19 thousand, $316 thousand, $45 thousand, $202 thousand, $526 thousand and $1,151 thousand will expire if unused by December 31, 2025, 2026, 2027, 2028, 2029, 2033 and 2034, respectively. As of December 31, 2024, the net operating loss carryforwards of the Company’s foreign subsidiaries amounted to $6,504 thousand, do not expire.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 , 2023 and 2022, the Group had valuation allowances of $2,618 thousand, $2,821 thousand and $2,786 thousand.
Unremitted Earnings
As of December 31, 2024 , 2023 and 2022 respectively, the Group has not recorded approximately $19,874 thousand, $12,545 thousand and $5,933 thousand of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which foreign income and withholding taxes would be due upon repatriation.
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
As of December 31, 2024, 2023 and 2022 , the amounts of unrecognized tax benefits were $4,321 thousand, $3,302 thousand and $2,894 thousand, respectively, which would affect the Group’s effective income tax rate.
A reconciliation of unrecognized tax benefits is as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Unrecognized tax benefits, beginning of year	$3,302	$2,894	$1,033
Increases	1,029	451	254
Reclassified from prior-year income tax payable	(10)	(43)	1,607
Unrecognized tax benefits, end of year	$4,321	$3,302	$2,894
The Group classifies interest and penalties related to uncertain tax benefits as income tax expense. Due to uncertainties under the tax law, positions taken on tax returns may be challenged and ultimately disallowed by taxing authorities. Accordingly, it may not be appropriate to reflect a position taken on the tax return when the outcome of that tax position is uncertain. For the years ended December 31, 2024, 2023 and 2022, the Group recorded the amounts of $1,019 thousand, $408 thousand and $1,861 thousand, respectively, which are related to uncertainties mainly with regards to the tax impact of transfer pricing adjustment and open interpretation of tax laws in application to our facts and circumstances. The unrecognized tax benefits balances, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Group is currently unable to provide an estimate of a range of total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.
As of December 31, 2024, the statute of limitations remains open for U.S. federal tax returns for 2014 and following years. In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2014.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the years presented:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Numerator:
Net income	$125,808	$94,108	$23,972
Net income attributable to preferred shareholders	—	—	(8,352)
Accretion of Series E Preferred Shares	—	—	(941)
Net income per ordinary share calculation	$125,808	$94,108	$14,679
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	41,079,672	40,788,448	24,412,314
- Diluted	41,201,026	40,922,590	24,412,314
Net income per ordinary share attributable to ordinary shareholders
- Basic	$3.06	$2.31	$0.60
- Diluted	$3.05	$2.30	$0.60
Pre-IPO
The ordinary shares issued and outstanding were included in determining weighted average number of ordinary shares and the calculation of basic net income per ordinary share, as these shares entitle shareholders to dividend rights.
For the period from January 1, 2022 to August 17, 2022, all outstanding share-based awards were not included in the calculation of basic or diluted net income per ordinary share, as the issuance of such awards were contingent upon a qualified IPO within expiration period, which was not satisfied until completion of the IPO on August 18, 2022. For the period from January 1, 2022 to August 17, 2022, Preferred Shares were excluded from the calculation of diluted earnings per ordinary share as their inclusion would have been anti-dilutive.
Post-IPO
Upon completion of the IPO on August 17, 2022, the issued and outstanding 21,427,975 Series A, B, C, D and E Preferred Shares were converted into the Company’s ordinary shares at a par value of $0.05 per share on a one-for-one-basis (disclosed in the Note 12). Subsequently, all ordinary shares have been included in the calculation of basic net income per ordinary share on a weighted average basis.
For the period after the IPO to December 31, 2023, 29,400 Class A ordinary shares to be issued to the Underwriter upon the exercise of the warrant (disclosed in the Note 14) were not included in the calculation of dilutive net income per ordinary share under the treasury stock method, as their exercise prices were higher than the fair market value of the Company’s ordinary shares, representing out-of-the-money impact from the holder’s perspective. All warrants were exercised in February 2024.
The potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2024	2023	2022
RSUs	117,463	103,879	—
RS	3,891	30,263	—
17. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Year ended December 31,
Major products/services lines	2024	2023	2022
	(In thousands)
Service revenues
Platform commission	$16,879	$11,187	$6,872
Ocean transportation service	65,759	19,703	37,957
Drayage service	15,214	10,762	5,007
Warehousing service	46,189	24,423	16,242
Last-mile delivery service	156,585	105,978	62,745
Packaging service	29,951	17,296	7,735
Others	19,696	9,835	4,070
Total service revenues	350,273	199,184	140,628
Product revenues
Product sales to B	215,702	86,578	49,128
Product sales to C	193,937	118,044	68,633
Off-platform ecommerce	409,639	204,622	117,761
GigaCloud 1P	400,511	299,930	231,682
Others	619	95	—
Total product revenues	810,769	504,647	349,443
Revenues	$1,161,042	$703,831	$490,071

	Year ended December 31,
Timing of revenue recognition	2024	2023	2022
	(In thousands)
Revenue from goods or services transferred to customers over time	$288,345	$161,503	$121,951
Revenue from goods or services transferred to customers at a point in time	872,697	542,328	368,120
Revenues	$1,161,042	$703,831	$490,071
Contract Liabilities
As of December 31, 2024 and 2023, the amounts of contract liabilities are $4,486 thousand and $5,537 thousand, respectively. Changes in the contract liabilities balances for the years ended December 31, 2024, 2023 and 2022 are as follows:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Balance as of beginning of the year	$5,537	$2,001	$3,690
Revenue recognized from opening balance of contract liabilities	(5,537)	(2,001)	(3,690)
Increase due to cash received	598,533	422,547	302,474
Increase due to the acquisition	—	2,051	—
Revenue recognized from cash received during the year	(593,991)	(419,073)	(300,439)
Foreign exchange effect	(56)	12	(34)
Balance as of end of the year	$4,486	$5,537	$2,001
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
18. COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than twelve months are disclosed as maturity of lease liabilities in Note 11.
On March 9, 2024, one of our fulfillment centers in Japan experienced a fire. The fire destroyed our inventories located within the fulfillment center. The Group recognized losses of $2.0 million as a result of the fire. Based on the provisions of our insurance policies, the gross losses were reduced by the insurance proceeds received $1.9 million from our insurance carrier for the claim.
The Group may incur certain costs in connection with the reconstruction efforts of the leased fulfillment center following the fire. Notably, our insurance coverage extends to damages incurred by third parties. As of the date the consolidated financial statements were issued, the Group is unable to reasonably estimate the extent of these costs. Consequently, no specific provision has been accrued in our financial statements related to the reconstruction efforts of the leased fulfillment center. We remain committed to monitoring the situation closely and will adjust our estimates accordingly as more information becomes available in subsequent reporting periods. As of December 31, 2024, the Group did not expect liabilities arising from reconstruction efforts, net of insurance recoveries, to materially adversely affect the Group’s consolidated results of operations or its financial condition.
The Group has no other material commitments or long-term obligations as of December 31, 2024.
19. SUBSEQUENT EVENTS
Subsequent to December 31, 2024, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of March 3, 2025, the Group repurchased a total of 283,889 Class A ordinary shares at an average price of $20.10, totaling approximately $5.7 million. Direct and incremental cost incurred in relation to the repurchase were $11 thousand.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.       Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report, as required by Rule 13a-15(b) under the Exchange Act.
Based upon that evaluation, our management has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
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
As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, KPMG Huazhen LLP, who audited our consolidated financial statements for the year ended December 31, 2024, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2024.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously reported in the Company’s Form 10-Qs for the fiscal quarter ended September 30, 2024, June 30, 2024 and March 31, 2024, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we previously identified two material weaknesses in our internal control over financial reporting. The material weaknesses that have been identified relate to (i) our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the SEC reporting requirements to formalize, design, implement and operate key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC, which could result in misstatements in relevant financial statement accounts and disclosures, and (ii) the design and implementation of our internal control over the independent review of journal entries due to the absence of formalized accounting policies and procedures, as well as inappropriate segregation of duties specific to the preparation and review of journal entries, which could result in misstatements not being timely prevented or detected, with potentially impact on all financial statement accounts and disclosures.

We implemented a number of measures to address the material weaknesses identified, including: (1) hiring additional accounting and financial reporting personnel with U.S. GAAP and SEC reporting experience, (2) expanding the capabilities of existing accounting and financial reporting personnel through continuous training and education in the accounting and reporting requirements under U.S. GAAP and SEC rules and regulations, (3) establishing clear roles and responsibilities to develop and implement formal comprehensive financial period-end closing policies and procedures to ensure all transactions are properly recorded and disclosed, (4) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures, (5) designing and implementing formal accounting policies with periodic reviews, procedures and controls supporting our period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, (6) hiring external consultant who, under the direction of management, assisted management in testing processes, procedures and controls to support management’s conclusions surrounding the design and operating effectiveness of management’s internal controls over financial reporting, and (7) upgrading our information technology, or IT, and other critical systems infrastructure, and enhancing the IT general control framework to support all business applications, infrastructure and enhance segregation of duties. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligation.
During the fiscal quarter ended December 31, 2024, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that as a result of the measures described above, the material weaknesses have been remediated as of December 31, 2024.
(b) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG Huazhen LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
As described above, we have taken steps to remediate the material weaknesses in our internal control over financial reporting described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.       Other Information
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2024, none of the director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 14.        Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
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

3.1
Eighth Amended and Restated Memorandum and Articles of Association of GigaCloud Technology Inc, as currently in effect (incorporated by reference to Exhibit 3.1 from the Registrant’s current report on Form 8-K (File No. 001-41454) filed with the SEC on June 18, 2024)

4.1
Registrant’s Specimen Certificate for Class A Ordinary Shares (incorporated by reference to Exhibit 4.1 from Amendment No. 1 to the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 22, 2022)

4.2
Description of Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 from the Registrant’s Form 10-K (File No. 001-41454) filed with the SEC on March 27, 2024)

10.1#	2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.2#	2017 Share Incentive Plan (incorporated by reference to Exhibit 10.2 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.3#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 from the Registrant’s Form 10-K (File No. 001-41454) filed with the SEC on March 27, 2024)

10.4#
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

10.6
Fifth Amended and Restated Shareholders Agreement among the Registrant and other parties thereto dated February 28, 2021 (incorporated by reference to Exhibit 4.2 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.7
Fourth Amended and Restated Registration Rights Agreement among the Registrant and other parties thereto dated February 28, 2021 (incorporated by reference to Exhibit 4.3 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.8
Founder Undertaking Agreement entered into among the founder of the Registrant, the Registrant and other parties thereto dated July 6, 2022 (incorporated by reference to Exhibit 4.4 from the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 8, 2022)

10.9
Form of Ordinary Share Purchase Warrant of the Registrant (incorporated by reference to Exhibit 4.5 from Amendment No. 1 to the Registrant’s registration statement on Form F-1 (File No. 333-266058) filed with the SEC on July 22, 2022)

10.10
Asset Purchase Agreement by and among Noble House Home Furnishings LLC and Certain Affiliates and the Registrant dated September 11, 2023 (incorporated by reference to Exhibit 10.10 from the Registrant’s Form 10-K (File No. 001-41454) filed with the SEC on March 27, 2024)

19	Insider trading policy of the Registrant (incorporated by reference to Exhibit 19 from the Registrant’s Form 10-K (File No. 001-41454) filed with the SEC on March 27, 2024)

21.1*	Principal Subsidiaries of the Registrant

23.1*	Consent of KPMG Huazhen LLP, an independent registered public accounting firm
23.2*	Consent of Maples and Calder (Hong Kong) LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 from the Registrant’s Form 10-K (File No. 001-41454) filed with the SEC on March 27, 2024)

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

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

GigaCloud Technology Inc

By:	/s/ Larry Lei Wu
Name:	Larry Lei Wu
Title:	Chief Executive Officer
Date: March 3, 2025

GigaCloud Technology Inc

By:	/s/ Xiaoyang Wei
Name:	Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: March 3, 2025
[Signature Page to 10-K]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman of the Board of Directors,
/s/ Larry Lei Wu	Director and Chief Executive Officer	March 3, 2025
Larry Lei Wu	(Principal Executive Officer)

/s/ Xiaoyang Wei	Chief Financial Officer	March 3, 2025
Xiaoyang Wei	(Principal Financial Officer)

/s/ Marshall Bernes	Director	March 3, 2025
Marshall Bernes

/s/ Zhiwu Chen	Director	March 3, 2025
Zhiwu Chen

/s/ Jan William Visser	Director	March 3, 2025
Jan William Visser

/s/ Lorri Kelley	Director	March 3, 2025
Lorri Kelley

[Signature Page to 10-K]