Form 10-Q
period 2025-03-31
GigaCloud Technology Inc
filed 2025-05-12
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of outstanding shares of the issuer’s ordinary shares as of April 28, 2025 was 38,068,462, consisting of 29,991,730 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 139,915 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 3,227,376 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended March 31, 2025
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
These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form

10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2025, or the 2024 Form 10-K, and other sections in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this quarterly report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This quarterly report may contain information derived from various government and private publications. These publications include forward-looking statements, which are subject to risks, uncertainties and assumptions. Although we believe the data and information to be reliable, we have not independently verified the accuracy or completeness of the data and information contained in these publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of the market to grow at the projected rate may have a material and adverse effect on our business and the market price of our Class A ordinary shares. In addition, projections or estimates about our business and financial prospects involve significant risks and uncertainties. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us” in the 2024 Form 10-K. Therefore, you should not place undue reliance on these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$251,711	$259,759
Restricted cash	697	685
Investments	35,101	42,674
Accounts receivable, net	67,000	57,313
Inventories	204,854	172,489
Prepayments and other current assets	19,842	14,672
Total current assets	579,205	547,592
Non-current assets
Operating lease right-of-use assets	438,692	451,930
Property and equipment, net	32,688	29,498
Intangible assets, net	5,893	6,198
Goodwill	12,586	12,586
Deferred tax assets	11,366	10,026
Other non-current assets	10,607	12,645
Total non-current assets	511,832	522,883
Total assets	$1,091,037	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,814	$78,163
Contract liabilities	5,665	4,486
Current operating lease liabilities	90,823	88,521
Income tax payable	20,001	13,615
Accrued expenses and other current liabilities	87,510	79,594
Total current liabilities	291,813	264,379
Non-current liabilities
Operating lease liabilities, non-current	380,842	395,235
Deferred tax liabilities	759	941
Finance lease obligations, non-current	241	382
Non-current income tax payable	4,485	4,321
Total non-current liabilities	386,327	400,879
Total liabilities	$678,140	$665,258
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Shareholders’ equity
Treasury shares, at cost (2,008,984 and 609,390 shares held as of March 31, 2025 and December 31, 2024, respectively)	$(34,550)	$(11,816)
Class A ordinary shares $0.05 par value, 50,673,268 shares authorized, 32,881,519 and 32,878,735 shares issued as of March 31, 2025 and December 31, 2024, respectively, 30,872,535 and 32,269,345 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	1,643	1,643
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized as of March 31, 2025 and December 31, 2024, 8,076,732 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	403	403
Additional paid-in capital	121,490	120,262
Accumulated other comprehensive loss	(2,096)	(4,136)
Retained earnings	326,007	298,861
Total shareholders’ equity	412,897	405,217
Total liabilities and shareholders’ equity	$1,091,037	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Service revenues	$94,068	$76,623
Product revenues	177,838	174,454
Total revenues	271,906	251,077
Cost of revenues
Services	79,156	62,700
Products	129,024	121,829
Total cost of revenues	208,180	184,529
Gross profit	63,726	66,548
Operating expenses
Selling and marketing expenses	18,558	14,580
General and administrative expenses	14,340	15,389
Research and development expenses	2,493	1,756
Losses on disposal of property and equipment	12	6
Total operating expenses	35,403	31,731
Operating income	28,323	34,817
Interest expense	(23)	(81)
Interest income	2,621	1,609
Foreign currency exchange gains (losses), net	792	(2,709)
Government grants	213	6
Others, net	579	(322)
Income before income taxes	32,505	33,320
Income tax expense	(5,359)	(6,125)
Net income	$27,146	$27,195
Net income attributable to ordinary shareholders	27,146	27,195
Foreign currency translation adjustment, net of income taxes of nil	411	(112)
Net unrealized loss on available-for-sale investments	(6)	—
Intra-entity foreign currency transactions gain	1,636	—
Release of foreign currency translation reserve related to liquidation of subsidiaries	(1)	—
Total other comprehensive income (loss)	2,040	(112)
Comprehensive Income	$29,186	$27,083
Net income per ordinary share
—Basic	$0.68	$0.67
—Diluted	$0.68	$0.66
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	40,020,265	40,788,658
—Diluted	40,138,522	40,950,170
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2025	32,269,345	1,643	8,076,732	403	609,390	(11,816)	120,262	(4,136)	298,861	405,217
Net income	—	—	—	—	—	—	—	—	27,146	27,146
Share-based compensation	4,176	—	—	—	(1,392)	—	1,228	—	—	1,228
Share repurchase	(1,400,986)	—	—	—	1,400,986	(22,734)	—	—	—	(22,734)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	411	—	411
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(6)	—	(6)
Intra-entity foreign currency transactions gain	—	—	—	—	—	—	—	1,636	—	1,636
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2025	30,872,535	$1,643	8,076,732	$403	2,008,984	$(34,550)	$121,490	$(2,096)	$326,007	$412,897
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$27,146	$27,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,049	2,081
Share-based compensation	1,227	275
Operating lease	1,125	8,806
Changes in accounts receivables, net	(9,011)	(632)
Changes in inventories	(30,845)	(56,047)
Changes in prepayments and other assets	(3,217)	(2,364)
Changes in accounts payable, accrued expenses and other current liabilities	14,551	27,886
Changes in contract liabilities	1,096	2,045
Changes in income tax payable	6,418	6,552
Changes in deferred income taxes	(1,511)	(2,034)
Other operating activities	405	1,546
Net cash provided by operating activities	9,433	15,309
Cash flows from investing activities:
Purchases of property and equipment	(2,395)	(3,993)
Disposals of property and equipment	34	1,525
Purchases of investments	(25,000)	(10,000)
Sales and maturities of investments	31,986	—
Net cash provided by (used in) investing activities	$4,625	$(12,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Repayment of finance lease obligations	$(34)	$(595)
Repurchases of ordinary shares	(22,734)	—
Net cash used in financing activities	(22,768)	(595)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	674	(306)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,036)	1,940
Cash, cash equivalents and restricted cash at the beginning of the period	260,444	184,168
Cash, cash equivalents and restricted cash at the end of the period	$252,408	$186,108
Supplemental disclosure of cash flow information
Cash paid for interest expense	$23	$81
Cash paid for income taxes	$552	$1,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company based in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, “we” or “our”) are principally engaged in large parcel merchandise sales and the provision of ecommerce solutions for small cross-border business owners utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment centers primarily located in the United States, Japan, Europe, and Canada.
Organization
The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 included the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2024 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2024 Form 10-K.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$251,711	$259,759
Restricted cash	697	685
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$252,408	$260,444

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three months ended March 31, 2025 and 2024.
One customer individually represented greater than 10.0% of total accounts receivable balance as of March 31, 2025 and December 31, 2024, and no other customers accounted for 10.0% or more of total accounts receivable balance as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	19.4%	19.7%
During the three months ended March 31, 2025 and 2024, one service provider individually represented 19.1% and 17.7% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases.
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
Accounts receivable (Note 3) from product and service sales are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past payment history and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate.
Segment Reporting
The Group’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. For the purposes of internal reporting and management’s operational review, the Group’s chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Group has one operating segment. The measurement of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the unaudited condensed consolidated statements of comprehensive Income.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
The United States	$439,022	$456,563
Others	32,358	24,865
Total long-lived assets	$471,380	$481,428
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Revenues by geographic regions:	(In thousands)
Hong Kong	$4,335	$3,598
Platform commission	4,335	3,598
United States	10,797	9,741
Others(1)	561	60
Ocean transportation service	11,358	9,801
United States	2,711	3,543
Others(1)	61	7
Drayage service	2,772	3,550
United States	13,660	9,090
Others(1)	418	237
Warehousing service	14,078	9,327
United States	42,508	37,377
Germany	5,787	2,010
Others(1)	949	576
Last-mile delivery service	49,244	39,963
United States	7,178	5,753
Others(1)	72	526
Packaging service	7,250	6,279
United States	4,204	4,025
Others(1)	827	80
Others	5,031	4,105
Service revenues	$94,068	$76,623
United States	109,594	131,433
Germany	51,551	29,273
Japan	10,779	9,621
Others(1)	5,914	4,127
Product revenues	$177,838	$174,454
Total revenues	$271,906	$251,077
_____________________
(1)No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three months ended March 31, 2025 and 2024.

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
Change in Accounting Principle
In the first quarter of fiscal 2025, the Group voluntarily changed the method of accounting for last-mile fulfillment activities associated with 1P product sales in certain regions from applying the policy election to account for shipping services as fulfillment activities to recognizing last-mile shipping as a promised service, which the Group determined to be a separate performance obligation. The change was made due to the introduction of new GigaCloud marketplace functionalities that provide added flexibility for marketplace buyers when electing last-mile services.
The Group believes that this change in accounting method is preferable, as it results in a disaggregation of revenue and related costs that provides more transparency to users of its financial statements and is more aligned with the nature of marketplace transactions. In accordance with US GAAP, comparable periods presented have been retrospectively adjusted to reflect the change. This change did not have any material impact to the Group's prior period net income or earnings per share, and as such the Group did not retroactively adjust prior periods for such immaterial effects.
Certain financial statement line items included in the unaudited condensed consolidated statements of comprehensive income for the three month periods ended March 31, 2025 and 2024, respectively, were adjusted as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As computed under previous method	Effect of change	As reported under preferable method	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)			(In thousands)
Revenues
Service revenues	$85,655	$8,413	$94,068	$67,415	$9,208	$76,623
Product revenues	186,251	(8,413)	177,838	183,662	(9,208)	174,454
Cost of revenues
Services	71,819	7,337	79,156	54,431	8,269	62,700
Products	136,361	(7,337)	129,024	130,098	(8,269)	121,829

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Reclassification
Certain reclassifications have been made to our prior period's financial statements to conform to our current period presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.
2.FAIR VALUE MEASUREMENTS
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
Investments and cash equivalents are measured at fair value on a recurring basis. As of March 31, 2025, investments in the unaudited condensed consolidated balance sheets include time deposits, with maturity of three months to 12 months.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income or loss”. The related unrealized gains recorded in accumulated other comprehensive income were $1 thousand and nil as of March 31, 2025 and 2024. No realized gains or losses were recorded for the three months ended March 31, 2025 and 2024, respectively.

		As of March 31, 2025
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
Money market instruments(2)	Cash and cash equivalents	$70,587	$70,771
U.S. treasury securities(2)	Cash and cash equivalents	11,976	11,977
Deposits	Investments	35,000	35,101
		$117,563	$117,849
_____________________
(1)Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2)Fair value determined using broker quotes reflecting current market conditions.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$68,334	$58,250
Less: allowance for doubtful accounts	(1,334)	(937)
Accounts receivable, net	$67,000	$57,313

The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance as of the beginning of the period	$(937)	$(500)
Additions charged to bad debt expense	(397)	(63)
Balance as of the end of the period	$(1,334)	$(563)
4.INVENTORIES
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Products available for sale	$132,757	$117,223
Goods in transit	72,097	55,266
Inventories	$204,854	$172,489

5.LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancelable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain storage shelves and certain forklifts used in the fulfillment centers are leased under finance leases, which have a fixed lease term of three to five years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.
The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

		March 31, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$438,692	$451,930
Finance lease right-of-use assets	Property and equipment, net	382	546
Total right-of-use assets		$439,074	$452,476

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		March 31, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(90,823)	$(88,521)
Finance lease liabilities	Accrued expenses and other current liabilities	(113)	(140)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(380,842)	(395,235)
Finance lease liabilities	Finance lease obligations, non-current	(241)	(382)
Total lease liabilities		$(472,019)	$(484,278)
The components of lease cost are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$27,448	$21,948
Finance lease cost
Amortization of right-of-use assets	30	131
Interest on lease liabilities	12	61
Short-term lease costs	112	118
Total	$27,602	$22,258
Lease terms and discount rates are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.19	5.41
Finance leases	3.04	3.62

Weighted average discount rate:
Operating leases	3.22%	3.22%
Finance leases	11.25%	10.54%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of March 31, 2025, including rental payments for lease renewal options the Group was reasonably certain to exercise, are as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2025	$79,159	$113
2026	108,807	116
2027	103,977	100
2028	93,566	68
2029	62,968	19
Thereafter	76,445	—
Total lease payments	524,922	416
Less: imputed interest	(53,257)	(62)
Present value of lease liabilities	$471,665	$354
6.ORDINARY SHARES
Share Repurchases
In the three months ended March 31, 2025, the Group repurchased a total of 1,400,986 Class A ordinary shares at an average price of $16.19, totaling approximately $22.7 million. Direct and incremental costs incurred in relation to the repurchases were $56 thousand. Under existing repurchase plans authorized by our Board of Directors, $16.0 million remain available for Class A ordinary share repurchases as of March 31, 2025.
The following table presents the shares of treasury shares repurchased and reissued:

	Three Months ended March 31,
	2025	2024
Treasury shares at the beginning of the period	609,390	294,029
Repurchases	1,400,986	—
Share-based compensation	(1,392)	(1,392)
Treasury shares at the ending of the period	2,008,984	292,637
7.SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
A summary of the Company’s share-based compensation activities for the three months ended March 31, 2025 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2025	150,260	$30.82
Granted	—	—
Vested	—	—
Forfeited	(500)	30.79
Outstanding as of March 31, 2025	149,760	$30.82

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cost of revenues	139	—
Selling and marketing expenses	177	4
General and administrative expenses	570	237
Research and development expenses	256	34
Total share compensation expenses	$1,142	$275
8.INCOME TAX
The Company’s provision for income taxes for the three months ended March 31, 2025 and 2024 was $5,359 thousand, and $6,125 thousand respectively, representing effective income tax rates of 16.5% and 18.4%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GigaCloud Technology’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.
9.NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Numerator:
Net income	$27,146	$27,195
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	40,020,265	40,788,658
- Diluted	40,138,522	40,950,170
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.68	$0.67
- Diluted	$0.68	$0.66
For the three months ended March 31, 2025, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended March 31,
	2025	2024
RSUs	118,257	153,902
RS	—	7,610

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended March 31,
Major products/services lines	2025	2024
	(In thousands)
Service revenues
Platform commission	$4,335	$3,598
Ocean transportation service	11,358	9,801
Drayage service	2,772	3,550
Warehousing service	14,078	9,327
Last-mile delivery service	49,244	39,963
Packaging service	7,250	6,279
Others	5,031	4,105
Total service revenues	94,068	76,623
Product revenues
Product sales to B	43,985	51,434
Product sales to C	52,365	41,912
Off-platform ecommerce	96,350	93,346
GigaCloud 1P	81,385	80,951
Others	103	157
Total product revenues	177,838	174,454
Revenues	$271,906	$251,077

	Three Months Ended March 31,
Timing of revenue recognition	2025	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$78,573	$63,823
Revenue from goods or services transferred to customers at a point in time	193,333	187,254
Revenues	$271,906	$251,077
Contract Liabilities
Changes in the contract liabilities balances for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance as of beginning of the period	$4,486	$5,537
Revenue recognized from opening balance of contract liabilities	(4,486)	(5,537)
Increase due to cash received	141,126	129,585
Revenue recognized from cash received during the period	(135,513)	(122,003)
Foreign exchange effect	52	(28)
Balance as of end of the period	$5,665	$7,554

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract liabilities relate to considerations received in advance for merchandise sales and services provided for which control of the services occur at a later point in time. The contract liabilities will be recognized as revenue when the Group fulfills its performance obligations to transfer the promised products or services to customers, which is expected to occur within one year.
The Group has elected the practical expedient under ASC 606-10-50-14(a) not to disclose information regarding remaining performance obligations which are part of contracts that have an original expected duration of one year or less.
11.COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than three months are disclosed as maturity of lease liabilities in Note 5.
The Group had no other material commitments or long-term obligations as of March 31, 2025.
12.SUBSEQUENT EVENTS
Subsequent to March 31, 2025, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of May 12, 2025, the Group repurchased a total of 1,261,657 Class A ordinary shares at an average price of $12.64, totaling approximately $15.9 million. Direct and incremental costs incurred in relation to the repurchases were $51 thousand.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the 2024 Form 10-K and the unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q.
In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements or those implied in historical results and trends. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included in the 2024 Form 10-K and this quarterly report on Form 10-Q.
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
Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, last-mile delivery service, packaging service and others, by facilitating transactions between sellers and buyers in our GigaCloud Marketplace.
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

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$271,906	$251,077
Gross profit	63,726	66,548
Operating income	28,323	34,817
Net income	27,146	27,195
Net income per ordinary share
—Basic	$0.68	$0.67
—Diluted	$0.68	$0.66

	Three Months Ended March 31,
	2025	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$33,183	$34,497
Adjusted EPS – diluted	0.83	0.84
_____________________
(1)See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended March 31,
Key Operating Metrics:	2025	2024
GigaCloud Marketplace GMV (in $ thousands)	$1,416,729	$907,660
Active 3P sellers	1,154	865
3P seller GigaCloud Marketplace GMV(in $ thousands)	$734,300	$489,897
Active buyers	9,966	5,493
Spend per active buyer (in $)	$142,156	$165,239
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,416.7 million in the 12 months ended March 31, 2025 from $907.7 million in the 12 months ended March 31, 2024, representing a growth of 56.1% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continued to gain scale and market position.

Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,154 in the 12 months ended March 31, 2025 from 865 in the 12 months ended March 31, 2024, representing an increase of 33.4% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs increased to 37,146 as of March 31, 2025 from 35,649 as of December 31, 2024. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals, and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $734.3 million in the 12 months ended March 31, 2025 and $489.9 million in the 12 months ended March 31, 2024, representing an increase of 49.9% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 51.8% and 54.0% of total GigaCloud Marketplace GMV in the 12 months ended March 31, 2025 and March 31, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 9,966 in the 12 months ended March 31, 2025 from 5,493 in the 12 months ended March 31, 2024, representing an increase of 81.4% period-over-period. We view the number of active buyers as a key driver of our GigaCloud Marketplace GMV and revenue growth, and a key indicator of our ability to attract and engage buyers in our marketplace. We plan to expand our active buyers by enhancing our marketplace product categories, and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace decreased to $142,156 in the 12 months ended March 31, 2025 from $165,239 in the 12 months ended March 31, 2024, representing a decrease of 14.0% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow spend per active buyer by expanding our product categories, increasing buyers’ purchase frequency and raising the average price per purchase. The slight decrease in spend per active buyer in the 12 months ended March 31, 2025 was primarily due to a higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Our number of active 3P sellers was 1,154 in the 12 months ended March 31, 2025, compared to 865 in the 12 months ended March 31, 2024, representing an increase of 33.4% from the 12 months ended March 31, 2024. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive logistics network enabling hassle-free delivery of large parcel merchandise and our expansion into new markets.
Using our marketplace, sellers are able to quickly gain access to key global markets in which we operate, including the U.S., the U.K., Germany, Japan and Canada. We provide a flat rate program for shipping and handling, and sellers are able to utilize the space in our fulfillment centers. We also create sales analytics which provide valuable information as sellers determine which products to bring to market.

We attract new sellers predominantly through organic channels such as geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. In the past, we have completed acquisitions that supplemented our supply chain, fulfillment and logistics capabilities, which attracted more sellers and buyers onto our GigaCloud Marketplace after these strategic acquisitions. We may consider future acquisitions to increase the number of sellers and buyers. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
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
In the 12 months ended March 31, 2025, we had 9,966 active buyers in our marketplace with an average $142,156 spend per active buyer, representing a 81.4% increase in active buyers and a 14.0% decrease in spend per active buyer compared to the 5,493 active buyers in our marketplace with an average $165,239 spend per active buyer in the 12 months ended March 31, 2024, primarily attributable to a     higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
Recent and Future Acquisitions
In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive new markets.
In the past, we have completed strategic acquisitions to broaden our product offerings, supplement our supply chain, fulfillment and logistics capabilities. We may consider future acquisitions of assets, companies, technologies or businesses that are complementary to our business and the costs of identifying and consummating acquisitions may be significant. Acquisitions could result in the use of substantial amounts of cash, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
Following any new acquisitions, our results of operations may be affected by the newly acquired businesses or operations, the purchase accounting for the acquisition, any liabilities incurred in connection with the acquisitions and expenditures made to integrate the newly acquired businesses or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ financial results into our consolidated financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may also differ.
Overall Economic Trends
The overall economic environment and related changes in customer behavior have a significant impact on our business. Customer spending on our products and services is primarily discretionary, and therefore positive economic conditions generally drive stronger business performance.
Recent global economic uncertainties, inflation, higher interest rates, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea could impact the demand of products and shipping and freight rates. Furthermore, the recent enactment of heightened tariffs by the U.S. government, along with the unpredictability of tariff, shipping and freight rates, poses a significant uncertainty to our business operations as many of our sellers, buyers and our own suppliers are impacted. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, interest rates, tax rates and energy costs.

Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 64.5% and 62.8% of our total revenues in the three months ended March 31, 2025 and 2024, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of March 31, 2025, we leased 35 fulfillment centers with an aggregate gross floor area of approximately 10.5 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform ecommerce businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, last-mile delivery service, packaging service and others are generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P are generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform ecommerce are generated from product sales of our inventory to and through third-party ecommerce websites.

The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$4,335	1.6	$3,598	1.4
Ocean transportation service	11,358	4.2	9,801	3.9
Drayage service	2,772	1.0	3,550	1.4
Warehousing service	14,078	5.2	9,327	3.7
Last-mile delivery service	49,244	18.1	39,963	15.9
Packaging service	7,250	2.7	6,279	2.5
Others	5,031	1.9	4,105	1.6
Subtotal	94,068	34.6	76,623	30.5
Product revenues
Off-platform ecommerce	96,350	35.4	93,346	37.2
GigaCloud 1P	81,385	29.9	80,951	32.2
Others	103	—	157	0.1
Subtotal	177,838	65.4	174,454	69.5
Total	$271,906	100.0	$251,077	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,335	$3,598
Platform commission	4,335	3,598
United States	10,797	9,741
Others(1)	561	60
Ocean transportation service	11,358	9,801
United States	2,711	3,543
Others(1)	61	7
Drayage service	2,772	3,550
United States	13,660	9,090
Others(1)	418	237
Warehousing service	14,078	9,327
United States	42,508	37,377
Germany	5,787	2,010
Others(1)	949	576
Last-mile delivery service	49,244	39,963
United States	7,178	5,753
Others(1)	72	526
Packaging service	7,250	6,279
United States	4,204	4,025
Others(1)	827	80
Others	5,031	4,105
Service revenues	$94,068	$76,623
United States	109,594	131,433
Germany	51,551	29,273
Japan	10,779	9,621
Others(1)	5,914	4,127
Product revenues	$177,838	$174,454
Total revenues	$271,906	$251,077
_____________________
(1)No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2025 and 2024.
Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in the GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products. We also charge packaging fees in connection with merchandise that we pack and ship.

From time to time in the three months ended March 31, 2025, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
Product Revenues—GigaCloud 1P
We derive product revenues from the sales of products through selling our own inventory in our marketplace. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data, and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform Ecommerce
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites, or Product Sales to B, such as Wayfair, Walmart, Home Depot, Amazon, Target and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Rakuten, Amazon and OTTO, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but netted against revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$79,156	29.1	$62,700	25.0
Products	129,024	47.5	121,829	48.5
Total	$208,180	76.6	$184,529	73.5
Cost of Services
Cost of services primarily consist of domestic delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Products
Cost of products primarily consist of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, rental expenses for fulfillment centers excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the process of delivery in North America and markets in other regions such as Japan and Europe, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.

Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except for percentages)
Gross Profit	$63,726	$66,548
Gross margin (%)	23.4%	26.5%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$18,558	6.8	$14,580	5.8
General and administrative expenses	14,340	5.3	15,389	6.1
Research and development expenses	2,493	0.9	1,756	0.7
Losses on disposal of property and equipment	12	—	6	—
Total operating expenses	$35,403	13.0	$31,731	12.6
Selling and Marketing Expenses
Our selling and marketing expenses primarily consist of staff costs which included share-based compensation, payroll and related expenses for personnel engaged in selling and marketing activities, platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform ecommerce channels, advertising expenses and traveling expenses. Advertising expenses include advertisements through various forms of media and marketing and promotional activities.

The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$7,368	2.7	$5,626	2.2
Platform service fees	8,416	3.1	6,622	2.6
Advertising expenses	1,759	0.6	1,869	0.7
Traveling	275	0.1	88	—
Others	740	0.3	375	0.1
Total selling and marketing expenses	$18,558	6.8	$14,580	5.8
General and Administrative Expenses
Our general and administrative expenses primarily consist of staff costs which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance, donation, provision for bad debts and other general corporate expenses.
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$4,166	1.5	$6,158	2.5
Professional fees	2,899	1.1	2,298	0.9
Office supplies and utility	930	0.3	1,073	0.4
Rental	2,980	1.1	3,660	1.5
Property insurance	1,040	0.4	667	0.3
Donation	726	0.3	—	—
Provision for bad debts	428	0.2	68	—
Others	1,171	0.4	1,465	0.6
Total general and administrative expenses	$14,340	5.3	$15,389	6.1
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

Interest Expense
Our interest expense primarily consists of our financial lease interest expense for leased equipment used in our fulfillment centers and other facilities.
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
Others, net
Our others, net primarily consists of collections from a bad debt account and gains in valuation of donated goods.
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

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$94,068	34.6	$76,623	30.5
Product revenues	177,838	65.4	174,454	69.5
Total revenues	271,906	100.0	251,077	100.0
Cost of revenues
Services	79,156	29.1	62,700	25.0
Products	129,024	47.5	121,829	48.5
Total cost of revenues	208,180	76.6	184,529	73.5
Gross profit	63,726	23.4	66,548	26.5
Operating expenses
Selling and marketing expenses	18,558	6.8	14,580	5.8
General and administrative expenses	14,340	5.3	15,389	6.1
Research and development expenses	2,493	0.9	1,756	0.7
Losses on disposal of property and equipment	12	—	6	—
Total operating expenses	35,403	13.0	31,731	12.6
Operating income	28,323	10.4	34,817	13.9
Interest expense	(23)	—	(81)	—
Interest income	2,621	1.0	1,609	0.6
Foreign currency exchange gains (losses), net	792	0.3	(2,709)	(1.1)
Government grants	213	0.1	6	—
Others, net	579	0.2	(322)	(0.1)
Income before income taxes	32,505	12.0	33,320	13.3
Income tax expense	(5,359)	(2.0)	(6,125)	(2.4)
Net income	$27,146	10.0	$27,195	10.8
Comparison of Three Months Ended March 31, 2025 and 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 8.3% to $271.9 million in the three months ended March 31, 2025 from $251.1 million in the three months ended March 31, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 22.8% to $94.1 million in the three months ended March 31, 2025 from $76.6 million in the three months ended March 31, 2024. The increase was primarily attributable to:
◦an increase in revenues from last mile delivery services by 23.0% to $49.2 million in the three months ended March 31, 2025 from $40.0 million in the three months ended March 31, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;

◦an increase in revenues from warehousing services by 51.6% to $14.1 million in the three months ended March 31, 2025 from $9.3 million in the three months ended March 31, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from ocean transportation services by 16.3% to $11.4 million in the three months ended March 31, 2025 from $9.8 million in the three months ended March 31, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from packaging services by 15.9% to $7.3 million in the three months ended March 31, 2025 from $6.3 million in the three months ended March 31, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an decrease in revenues from drayage service by 22.2% to $2.8 million in the three months ended March 31, 2025 from $3.6 million in the three months ended March 31, 2024 as we priced more competitively to attract volume; and
◦an increase in revenues from other services by 22.0% to $5.0 million in the three months ended March 31, 2025 from $4.1 million in the three months ended March 31, 2024 , primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P remained stable at $81.4 million in the three months ended March 31, 2025 and $81.0 million in the three months ended March 31, 2024.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 3.3% to $96.4 million in the three months ended March 31, 2025 from $93.3 million in the three months ended March 31, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 12.8% to $208.2 million in the three months ended March 31, 2025 from $184.5 million in the three months ended March 31, 2024.
•Our cost of services increased by 26.3% to $79.2 million in the three months ended March 31, 2025 from $62.7 million in the three months ended March 31, 2024, primarily due to:
◦an increase in delivery cost by 18.0% to $54.4 million in the three months ended March 31, 2025 from $46.1 million in the three months ended March 31, 2024, as last mile delivery costs and products handled increased during the period;
◦an increase in rental cost by 61.2% to $16.6 million in the three months ended March 31, 2025 from $10.3 million in the three months ended March 31, 2024 as the total square footage of our fulfillment centers increased;
◦an increase in staff cost by 14.3% to $5.6 million in the three months ended March 31, 2025 from $4.9 million in the three months ended March 31, 2024; and
◦an increase in other cost of services by 120.0% to $1.1 million in the three months ended March 31, 2025 from $0.5 million in the three months ended March 31, 2024.
•Our cost of products increased by 5.9% to $129.0 million in the three months ended March 31, 2025 from $121.8 million in the three months ended March 31, 2024, primarily due to:
◦an increase in product cost by 8.9% to $93.8 million in the three months ended March 31, 2025 from $86.1 million in the three months ended March 31, 2024;
◦a decrease in delivery cost by 6.7% to $15.4 million in the three months ended March 31, 2025 from $16.5 million in the three months ended March 31, 2024; and
◦a decrease in depreciation costs to $0.6 million in the three months ended March 31, 2025 from $1.2 million in the three months ended March 31, 2024.

Gross Profit and Gross Margin
As a result of the foregoing, our gross profit decreased by 4.2% to $63.7 million in the three months ended March 31, 2025 from $66.5 million in the three months ended March 31, 2024. Our gross margin was 23.4% in the three months ended March 31, 2025 and 26.5% in the three months ended March 31, 2024.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 27.4% to $18.6 million in the three months ended March 31, 2025 from $14.6 million in the three months ended March 31, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 27.3% to $8.4 million in the three months ended March 31, 2025 from $6.6 million in the three months ended March 31, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 32.1% to $7.4 million in the three months ended March 31, 2025 from $5.6 million in the three months ended March 31, 2024 as we increased the number of sales and marketing personnel and the commission paid to them, and (iii) an increase in other selling and marketing expense by 75.0% to $0.7 million in the three months ended March 31, 2025 from $0.4 million in the three months ended March 31, 2024.
General and Administrative Expenses
Our general and administrative expenses decreased by 7.1% to $14.3 million in the three months ended March 31, 2025 from $15.4 million in the three months ended March 31, 2024, which was primarily due to (i) a decrease in staff cost related to general and administrative personnel by 32.3% to $4.2 million in the three months ended March 31, 2025 from $6.2 million in the three months ended March 31, 2024 as we streamlined our team to promote operational efficiency, and (ii) a decrease in rental expense by 18.9% to $3.0 million in the three months ended March 31, 2025 from $3.7 million in the three months ended March 31, 2024 to $3.0 million in the three months ended March 31, 2025, primarily because the newly acquired fulfillment centers have became fully operational in the three months ended March 31, 2025 and the related expenses were moved from rental expenses to operational costs, partially offset by (iii) an increase in professional service expense by 26.1% to $2.9 million in the three months ended March 31, 2025 from $2.3 million in the three months ended March 31, 2024 as we engaged more professional services for our financial and legal advisors in the three months ended March 31, 2025 compared to the previous period, and (iv) an one-time donation expense of $0.7 million in the three months ended March 31, 2025 to support the recovery efforts for the Greater Los Angeles wildfire.
Research and Development Expenses
Research and development expenses increased by 38.9% to $2.5 million in the three months ended March 31, 2025 from $1.8 million in the three months ended March 31, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function in the three months ended March 31, 2025 compared to the previous period.
Losses on Disposal of Property and Equipment
Losses on disposal of property and equipment were $12 thousand in the three months ended March 31, 2025 and $6 thousand in the three months ended March 31, 2024.
Interest Expense
Interest expense was $23 thousand in the three months ended March 31, 2025 and $81 thousand in the three months ended March 31, 2024.
Interest Income
Interest income was $2.6 million in the three months ended March 31, 2025 and $1.6 million in the three months ended March 31, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment and interest rates in the three months ended March 31, 2025 compared to the previous period.
Foreign Currency Exchange Gains / (Losses), Net
Foreign currency exchange gains, net were $0.8 million in the three months ended March 31, 2025, primarily attributable to the Japanese Yen and the Euro appreciating against the U.S. dollars in the three months ended March 31, 2025. Foreign currency exchange losses, net were $2.7 million in the three months ended March 31, 2024.

Government Grants
Government grants were $213 thousand in the three months ended March 31, 2025 and $6 thousand in the three months ended March 31, 2024.
Others, net
Others gains, net were $579 thousand in the three months ended March 31, 2025 and others losses, net were $322 thousand in the three months ended March 31, 2024.
Income Tax Expense
Income tax expense was $5.4 million in the three months ended March 31, 2025 and $6.1 million in the three months ended March 31, 2024, primarily due to tax planning which optimized our tax structure.
Net Income
As a result of the foregoing, our net income was $27.1 million in the three months ended March 31, 2025 and $27.2 million in the three months ended March 31, 2024.
Segment Information for the Three Months Ended March 31, 2025
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
	(unaudited)
The United States	$439,022	$456,563
Others	32,358	24,865
Total long-lived assets	$471,380	$481,428

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the three months ended March 31, 2025 and 2024 and were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,335	$3,598
Platform commission	4,335	3,598
United States	10,797	9,741
Others(1)	561	60
Ocean transportation service	11,358	9,801
United States	2,711	3,543
Others(1)	61	7
Drayage service	2,772	3,550
United States	13,660	9,090
Others(1)	418	237
Warehousing service	14,078	9,327
United States	42,508	37,377
Germany	5,787	2,010
Others(1)	949	576
Last-mile delivery service	49,244	39,963
United States	7,178	5,753
Others(1)	72	526
Packaging service	7,250	6,279
United States	4,204	4,025
Others(1)	827	80
Others	5,031	4,105
Service revenues	$94,068	$76,623
United States	109,594	131,433
Germany	51,551	29,273
Japan	10,779	9,621
Others(1)	5,914	4,127
Product revenues	$177,838	$174,454
Total revenues	$271,906	$251,077
_____________________
(1)No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$27,146	$27,195
Add: Income tax expense	5,359	6,125
Add: Interest expense	23	81
Less: Interest income	(2,621)	(1,609)
Add: Depreciation and amortization	2,049	2,081
Add: Share-based compensation expense	1,227	275
Add: Non-recurring items(1)	—	349
Adjusted EBITDA	$33,183	$34,497
_____________________
(1)During the three months ended March 31, 2024, one of our fulfillment centers in Japan experienced a fire. As a result of the fire, we recognized losses of $1.8 million. Based on the provisions of our insurance policy, we have determined that partial recovery of the incurred losses is probable as of March 31, 2024 and therefore recorded an insurance recovery of $1.5 million. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net income per ordinary share – diluted	$0.68	$0.66
Adjustments, per ordinary share:
Add: Income tax expense	0.13	0.15
Add: Interest expense	—	—
Less: Interest income	(0.07)	(0.04)
Add: Depreciation and amortization	0.05	0.05
Add: Share-based compensation expenses	0.04	0.01
Add: Non-recurring items(1)	—	0.01
Adjusted EPS – diluted	$0.83	$0.84

Weighted average number of ordinary shares outstanding - diluted	40,138,522	40,950,170
_____________________
(1)During the three months ended March 31, 2024, one of our fulfillment centers in Japan experienced a fire. As a result of the fire, we recognized losses of $1.8 million. Based on the provisions of our insurance policy, we have determined that partial recovery of the incurred losses is probable as of March 31, 2024 and therefore recorded an insurance recovery of $1.5 million. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of March 31, 2025, we had $251.7 million in cash and cash equivalents and $0.7 million in restricted cash.
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
As a Cayman Islands exempted company and offshore holding company, we are permitted under PRC laws and regulations to provide funding to our PRC subsidiaries only through loans or capital contributions, subject to relevant approval, filing and/or reporting with respect to government authorities and limits on the amount of capital contributions and loans. This may delay us from making loans or capital contributions to our PRC subsidiaries, if any. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.” including in the 2024 Form 10-K.
The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$9,433	$15,309
Net cash provided by (used in) investing activities	4,625	(12,468)
Net cash used in financing activities	(22,768)	(595)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	674	(306)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,036)	$1,940
Cash, cash equivalents and restricted cash at the beginning of the period	$260,444	$184,168
Cash, cash equivalents and restricted cash at the end of the period	$252,408	$186,108
Operating Activities
Net cash provided by operating activities in the three months ended March 31, 2025 was $9.4 million. This was attributable to net income of $27.1 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in inventories of $30.8 million, (ii) changes in accounts payable, accrued expenses and other current liabilities of $14.6 million, (iii) changes in accounts receivables, net of $9.0 million, (iv) changes in income tax payable of $6.4 million, and (v) changes in prepayments and other assets of $3.2 million.

Net cash provided by operating activities in the three months ended March 31, 2024 was $15.3 million. This was attributable to net income of $27.2 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in inventories of $56.0 million, (ii) changes in accounts payable, accrued expenses and other current liabilities of $27.9 million, (iii) operating lease of $8.8 million, (iv) changes in income tax payable of $6.6 million, (v) changes in prepayments and other assets of $2.4 million, (vi) depreciation and amortization of $2.1 million and (vii) changes in deferred income taxes of $2.0 million.
Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2025 was $4.6 million, primarily consisting of purchases of investments of $25.0 million and sales and maturities of investments of $32.0 million.
Net cash used in investing activities in the three months ended March 31, 2024 was $12.5 million, primarily consisting of purchases of investments of $10.0 million and purchases of property and equipment of $4.0 million, partially offset by disposals of property and equipment of $1.5 million.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2025 was $22.8 million, primarily attributable to repurchase of ordinary shares of $22.7 million.
Net cash used in financing activities in the three months ended March 31, 2024 was $0.6 million, attributable to repayment of finance lease obligations of $0.6 million.
Share Repurchase Program
On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. On March 28, 2025, our board of directors approved an additional $16 million to the Class A ordinary share repurchase program, bringing the total authorization to $62 million from its previously authorized $46 million. The program runs through August 28, 2025.
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
See “Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds” of this quarterly report on Form 10-Q for more information.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $2.4 million and $4.0 million in the quarter ended March 31, 2025 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2025:

		Payment Due by Year
	Total	Within 2025	2026 – 2028	After 2029

	(In thousands)
Lease commitment(1)
Operating leases	$524,922	$79,159	$306,350	$139,413
Finance leases	416	113	284	19
Total	$525,338	$79,272	$306,634	$139,432
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of March 31, 2025.
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
In addition, as determined in accordance with local regulations, our subsidiaries in certain of our markets may be restricted from paying us dividends offshore or from transferring a portion of their assets to us, whether in the form of dividends, loans or advances, unless certain requirements are met or regulatory approvals are obtained. In addition, our subsidiaries may be restricted in their ability to pay dividends or distributions or make other transfers to us as a result of the laws of their respective jurisdictions of organization and agreements of our subsidiaries. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” of the 2024 Form 10-K. Even though we currently do not require any such dividends, loans or advances from our entities for working capital and other funding purposes, we may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to our shareholders.
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the three months ended March 31, 2025 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the three months ended March 31, 2025, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2024 Form 10-K.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 1 “Recent accounting pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since December 31, 2024. See “Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in the 2024 Form 10-K for a discussion on our exposures to market risk.
Item 4.       Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, as required by Rule 13a-15(b) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Based upon that evaluation, our management has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, the United States District Court for the Central District of California granted the parties’ stipulations to transfer both cases to United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint Sashi Rajan and Meir Spear as co-lead plaintiffs. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleges both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. On August 21, 2024, we filed a motion to dismiss the second amended complaint. On January 27, 2025, the Court granted our motion to dismiss in substantial part, including dismissing without prejudice all claims relating to (i) our statements in the IPO and subsequent filings about the GigaCloud Marketplace activities and revenues; and (ii) our statements in the IPO registration statement about the general sophistication of our technology. The Court denied our motion to dismiss on Securities Act claims relating to a small number of statements about the Company's use of artificial intelligence and machine learning, made in the IPO registration statement and prospectus. We believe the residual claims are without merit. However, in light of the limited scope of the residual claims and the uncertainty and cost inherent in any litigation, the Company recently reached an agreement in principle with the lead plaintiffs to resolve the class action in its entirety. The settlement remains subject to court approval and the amount of the settlement, which will be funded mostly by insurance, is not expected to have a material impact on our operations or financial condition.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. We have reviewed the risk factors appeared in “Part I—Item 1A—Risk Factors” in the 2024 Form 10-K, and, except as presented below, there have been no material changes in our risk factors previously disclosed in the 2024 Form 10-K.
Trade restrictions could materially and adversely affect our business, financial condition and results of operations.
We are focused on facilitating B2B ecommerce transactions for large parcel merchandise. Our cross-border logistics services may be affected by trade restrictions implemented by countries or territories in which our customers are located or in which our customers’ products are manufactured or sold. For example, we are subject to risks relating to changes in trade policies, tariff regulations, embargoes or other trade restrictions adverse to our customers’ business. Actions by governments that result in restrictions on movement of parcels or otherwise could also impede our ability to carry out our cross-border ecommerce solutions and logistics services. Since February 2025, the U.S. administration has proposed to increase the total tariff level for imported Chinese goods to 125% and additional tariff increase could be imposed as the trade tension between the two countries continues to heighten. On April 9, 2025, China has responded by hiking its levies on U.S. imports to 84% from 34%. Historically, tariffs have led to increased trade and political tensions, between the U.S. and China, as well as between the U.S. and other countries. Political tensions as a result of trade policies could reduce trade volume, cross-border investment, technological exchange, and other economic activities between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial and stock markets. If we are unable to connect our global customers to each other in our marketplace or provide solutions to transporting parcels to and from countries with trade restrictions in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. On March 28, 2025, our board of directors approved an additional $16 million to the Class A ordinary share repurchase program, bringing the total authorization to $62 million from its previously authorized $46 million. The program runs through August 28, 2025.
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
The following table presents details of our share repurchase transactions during the quarter ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)
January 1, 2025 to January 31, 2025	156,429	$20.54	156,429	$19,544
February 1, 2025 to February 28, 2025	127,460	$19.66	127,460	$17,039
March 1, 2025 to March 31, 2025	1,117,097	$15.23	1,117,097	$16,023
Total	1,400,986		1,400,986
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) During the three months ended March 31, 2025, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Document

18.1*	Preferability Letter of KPMG Huazhen LLP, Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)
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

GigaCloud Technology Inc

By:	/s/ Larry Lei Wu
Name:	Larry Lei Wu
Title:	Chief Executive Officer (Principal Executive Officer and duly Authorized Officer)
Date: May 12, 2025

GigaCloud Technology Inc

By:	/s/ Erica Xiaoyang Wei
Name:	Erica Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 12, 2025