Form 10-Q
period 2025-06-30
GigaCloud Technology Inc
filed 2025-08-07
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of outstanding shares of the issuer’s ordinary shares as of July 31, 2025 was 37,666,063, consisting of 29,589,331 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 138,406 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 406,926 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended June 30, 2025
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
•“SKU”: each stock keeping unit located in one of our fulfillment centers;
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
•developments in, or changes to, laws, regulations, governmental policies, tariffs, trade policies, incentives and taxation affecting our operations, in particular in the markets we are in;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$240,119	$259,759
Restricted cash	691	685
Investments	62,850	42,674
Accounts receivable, net	69,446	57,313
Inventories	186,842	172,489
Prepayments and other current assets	17,312	14,672
Total current assets	577,260	547,592
Non-current assets
Operating lease right-of-use assets	432,801	451,930
Property and equipment, net	33,870	29,498
Intangible assets, net	5,588	6,198
Goodwill	12,586	12,586
Deferred tax assets	11,007	10,026
Other non-current assets	9,663	12,645
Total non-current assets	505,515	522,883
Total assets	$1,082,775	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,687	$78,163
Contract liabilities	5,983	4,486
Current operating lease liabilities	96,268	88,521
Income tax payable	6,792	13,615
Accrued expenses and other current liabilities	91,161	79,594
Total current liabilities	273,891	264,379
Non-current liabilities
Operating lease liabilities, non-current	371,446	395,235
Deferred tax liabilities	686	941
Finance lease obligations, non-current	641	382
Non-current income tax payable	4,667	4,321
Total non-current liabilities	377,440	400,879
Total liabilities	$651,331	$665,258
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Shareholders’ equity
Treasury shares, at cost (406,926 and 609,390 shares held as of June 30, 2025 and December 31, 2024, respectively)	$(7,295)	$(11,816)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 30,134,663 and 32,878,735 shares issued as of June 30, 2025 and December 31, 2024, respectively, 29,589,331 and 32,269,345 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	1,501	1,643
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized as of June 30, 2025 and December 31, 2024, 8,076,732 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	403	403
Additional paid-in capital	94,325	120,262
Accumulated other comprehensive income (loss)	2,168	(4,136)
Retained earnings	340,342	298,861
Total shareholders’ equity	431,444	405,217
Total liabilities and shareholders’ equity	$1,082,775	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Service revenues	$96,924	$95,787	$190,992	$172,410
Product revenues	225,682	215,080	403,520	389,534
Total revenues	322,606	310,867	594,512	561,944
Cost of revenues
Services	85,856	82,826	165,012	145,526
Products	159,806	151,594	288,830	273,423
Total cost of revenues	245,662	234,420	453,842	418,949
Gross profit	76,944	76,447	140,670	142,995
Operating expenses
Selling and marketing expenses	24,778	19,460	43,336	34,040
General and administrative expenses	13,031	26,280	27,371	41,669
Research and development expenses	3,184	3,097	5,677	4,853
Losses on disposal of property and equipment	108	162	120	168
Total operating expenses	41,101	48,999	76,504	80,730
Operating income	35,843	27,448	64,166	62,265
Interest expense	(32)	(59)	(55)	(140)
Interest income	2,814	2,244	5,435	3,853
Foreign currency exchange gains (losses), net	647	(1,107)	1,439	(3,816)
Government grants	5	2	218	8
Others, net	1,677	506	2,256	184
Income before income taxes	40,954	29,034	73,459	62,354
Income tax expense	(6,402)	(2,065)	(11,761)	(8,190)
Net income	$34,552	$26,969	$61,698	$54,164
Foreign currency translation adjustment, net of nil income taxes	879	(266)	1,290	(378)
Net unrealized gain (loss) on available-for-sale investments	(1)	2	(7)	2
Intra-entity foreign currency transactions gain	3,386	—	5,022	—
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	(1)	—
Total other comprehensive income (loss)	4,264	(264)	6,304	(376)
Comprehensive Income	$38,816	$26,705	$68,002	$53,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income per ordinary share
—Basic	$0.91	$0.65	$1.58	$1.32
—Diluted	$0.91	$0.65	$1.58	$1.32
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	38,073,239	41,295,216	39,041,373	41,041,937
—Diluted	38,106,956	41,407,207	39,117,361	41,150,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2025	32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217
Net income	—	—	—	—	—	—	—	—	61,698	61,698
Share-based compensation	389,555	19	—	—	(44,657)	—	4,235	—	—	4,254
Share repurchase	(3,069,569)	—	—	—	3,069,569	(46,029)	—	—	—	(46,029)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	1,290	—	1,290
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(7)	—	(7)
Intra-entity foreign currency transactions gain	—	—	—	—	—	—	—	5,022	—	5,022
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(1)	—	(1)
Retirement of shares	—	(161)	—	—	(3,227,376)	50,550	(30,172)	—	(20,217)	—
Balance as of June 30, 2025	29,589,331	$1,501	8,076,732	$403	406,926	$(7,295)	$94,325	$2,168	$340,342	$431,444
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of April 1, 2025	30,872,535	$1,643	8,076,732	$403	2,008,984	$(34,550)	$121,490	$(2,096)	$326,007	$412,897
Net income	—	—	—	—	—	—	—	—	34,552	34,552
Share-based compensation	385,379	19	—	—	(43,265)	—	3,007	—	—	3,026
Share repurchase	(1,668,583)	—	—	—	1,668,583	(23,295)	—	—	—	(23,295)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	879	—	879
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(1)	—	(1)
Intra-entity foreign currency transactions gain	—	—	—	—	—	—	—	3,386	—	3,386
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	—	—	—
Retirement of shares	—	(161)	—	—	(3,227,376)	50,550	(30,172)	—	(20,217)	—
Balance as of June 30, 2025	29,589,331	$1,501	8,076,732	$403	406,926	$(7,295)	$94,325	$2,168	$340,342	$431,444
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$61,698	$54,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,189	4,145
Share-based compensation	4,253	14,147
Operating lease	3,026	19,019
Changes in accounts receivables, net	(9,679)	(11,081)
Changes in inventories	(8,934)	(67,994)
Changes in prepayments and other assets	30	(1,376)
Changes in accounts payable, accrued expenses and other current liabilities	(53)	26,687
Changes in contract liabilities	1,296	997
Changes in income tax payable	(6,906)	(261)
Changes in deferred income taxes	(1,195)	(6,877)
Other operating activities	317	2,847
Net cash provided by operating activities	48,042	34,417
Cash flows from investing activities:
Purchases of property and equipment	(3,972)	(10,196)
Disposals of property and equipment	109	1,636
Purchases of investments	(67,301)	(21,843)
Sales and maturities of investments	46,986	—
Net cash used in investing activities	(24,178)	(30,403)
Cash flows from financing activities:
Repayment of finance lease obligations	(178)	(1,149)
Repurchases of ordinary shares	(46,029)	—
Net cash used in financing activities	(46,207)	(1,149)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,709	(505)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,634)	2,360
Cash, cash equivalents and restricted cash at the beginning of the period	260,444	184,168
Cash, cash equivalents and restricted cash at the end of the period	$240,810	$186,528
Supplemental disclosure of cash flow information
Cash paid for interest expense	$55	$140
Cash paid for income taxes	$19,839	$16,562

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
Organization
The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 included the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$240,119	$259,759
Restricted cash	691	685
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$240,810	$260,444

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and six months ended June 30, 2025 and 2024.
Three customers individually represented greater than 10.0% of total accounts receivable balance as of June 30, 2025 and one customer individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2024. No other customers accounted for 10.0% or more of total accounts receivable balance as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	22.3%	19.7%
Customer B	10.3%	*
Customer C	10.2%	*
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three months ended June 30, 2025 and 2024, one service provider individually represented 19.3% and 20.6% of total purchases, and no other vendors individually accounted for 10% or more of total purchases. During the six months ended June 30, 2025 and 2024, one service provider individually represented 19.2% and 19.2% of total purchases, and no other vendors individually accounted for 10% or more of total purchases.
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
Segment Reporting
The Group’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. For the purpose of internal reporting and management’s operational review, the Group’s chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Group has one operating segment. The measurement of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the unaudited condensed consolidated statements of comprehensive Income.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
The United States	$419,300	$456,563
Others	47,371	24,865
Total long-lived assets	$466,671	$481,428
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues by geographic regions:	(In thousands)
Hong Kong	$4,806	$4,479	$9,141	$8,077
Platform commission	4,806	4,479	9,141	8,077
United States	8,099	15,436	18,896	25,177
Others(1)	213	68	774	128
Ocean transportation service	8,312	15,504	19,670	25,305
United States	3,180	3,609	5,891	7,152
Others(1)	62	8	123	15
Drayage service	3,242	3,617	6,014	7,167
United States	12,966	9,326	26,626	18,416
Others(1)	514	263	932	500
Warehousing service	13,480	9,589	27,558	18,916
United States	45,607	48,149	88,115	85,526
Germany	7,052	3,086	12,839	5,096
Others(1)	1,290	724	2,239	1,300
Last-mile delivery service	53,949	51,959	103,193	91,922
United States	8,171	6,921	15,349	12,674
Others(1)	96	765	168	1,291
Packaging service	8,267	7,686	15,517	13,965
United States	4,588	2,376	8,792	6,401
Others(1)	280	577	1,107	657
Others	4,868	2,953	9,899	7,058
Service revenues	$96,924	$95,787	$190,992	$172,410
United States	141,452	159,007	251,046	290,440
Germany	62,703	40,092	114,254	69,365
Japan	12,822	10,230	23,601	19,851
Others(1)	8,705	5,751	14,619	9,878
Product revenues	$225,682	$215,080	$403,520	$389,534
Total revenues	$322,606	$310,867	$594,512	$561,944
_____________________
(1) No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three and six months ended June 30, 2025 and 2024.

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
Certain financial statement line items included in the unaudited condensed consolidated statements of comprehensive income for the three month periods ended June 30, 2025 and 2024, and the six month periods ended June 30, 2025 and 2024, respectively, were adjusted as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	As computed under previous method	Effect of change	As reported under preferable method	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)			(In thousands)
Revenues
Service revenues	$88,248	$8,676	$96,924	$85,378	$10,409	$95,787
Product revenues	234,358	(8,676)	225,682	225,489	(10,409)	215,080
Cost of revenues
Services	78,185	7,671	85,856	74,040	8,786	82,826
Products	167,477	(7,671)	159,806	160,380	(8,786)	151,594

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	As computed under previous method	Effect of change	As reported under preferable method	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)			(In thousands)
Revenues
Service revenues	$173,903	$17,089	$190,992	$152,793	$19,617	$172,410
Product revenues	420,609	(17,089)	403,520	409,151	(19,617)	389,534
Cost of revenues
Services	150,004	15,008	165,012	128,471	17,055	145,526
Products	303,838	(15,008)	288,830	290,478	(17,055)	273,423
Reclassification
Certain reclassifications have been made to our prior period's financial statements to conform to our current period presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. FAIR VALUE MEASUREMENTS
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
• Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities.
• Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full-term of the asset or liability.
• Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Investments and cash equivalents are measured at fair value on a recurring basis. As of June 30, 2025, investments in the unaudited condensed consolidated balance sheets include time deposits and U.S. treasury securities, with maturities of three months to 12 months. Cash equivalents in the unaudited condensed consolidated balance sheets include money market instruments.

All fixed income securities are classified as available-for-sale with unrealized gains and losses included in "accumulated other comprehensive income or loss". The related unrealized gain/(loss) recorded in accumulated other comprehensive income were nil thousand and $7 thousand as of June 30, 2025 and December 31, 2024. No realized gains or losses were recorded for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, all available-for-sale securities are expected to mature within one year.

		As of June 30, 2025
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
Money market instruments	Cash and cash equivalents	$71,420	$71,564
U.S. treasury securities(2)	Investments	11,978	11,978
Time deposits	Investments	50,427	50,872
		$133,825	$134,414
_____________________
(1) Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$70,819	$58,250
Less: allowance for doubtful accounts	(1,373)	(937)
Accounts receivable, net	$69,446	$57,313

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance as of the beginning of the period	$(1,334)	$(563)	$(937)	$(500)
Additions charged to bad debt expense	(39)	(244)	(436)	(307)
Balance as of the end of the period	$(1,373)	$(807)	$(1,373)	$(807)
4. INVENTORIES
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Products available for sale	$135,404	$117,223
Goods in transit	51,438	55,266
Inventories	$186,842	$172,489

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
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		June 30, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$432,801	$451,930
Finance lease right-of-use assets	Property and equipment, net	1,031	546
Total right-of-use assets		$433,832	$452,476

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		June 30, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(96,268)	$(88,521)
Finance lease liabilities	Accrued expenses and other current liabilities	(248)	(140)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(371,446)	(395,235)
Finance lease liabilities	Finance lease obligations, non-current	(641)	(382)
Total lease liabilities		$(468,603)	$(484,278)
The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$27,842	$26,560	$55,290	$48,508
Finance lease cost
Amortization of right-of-use assets	38	140	68	271
Interest on lease liabilities	14	44	26	105
Short-term lease costs	15	292	127	410
Total	$27,909	$27,036	$55,511	$49,294
Lease terms and discount rates are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.02	5.41
Finance leases	3.99	3.62

Weighted average discount rate:
Operating leases	3.24%	3.22%
Finance leases	8.28%	10.54%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of June 30, 2025, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2025	$55,251	$165
2026	111,952	238
2027	108,058	213
2028	97,635	181
2029	66,956	131
Thereafter	77,892	45
Total lease payments	517,744	973
Less: imputed interest	(50,030)	(84)
Present value of lease liabilities	$467,714	$889
6. ORDINARY SHARES
Share Repurchases
In the three months ended June 30, 2025, the Group repurchased a total of 1,668,583 Class A ordinary shares at an average price of $13.92, totaling approximately $23.2 million. Direct and incremental costs incurred in relation to the repurchases were $67 thousand. Under existing repurchase plans authorized by our Board of Directors, $8.7 million remain available for Class A ordinary share repurchases as of June 30, 2025.
In the three months ended June 30, 2025, the Group retired 3,227,376 shares of the Company's Class A ordinary shares, which were repurchased in 2025 and 2024. The difference between the cost of the treasury shares and the stated value of the shares is allocated between additional paid-in capital and retained earnings in accordance with ASC 505 requirements.
The following table presents the shares of treasury shares repurchased and reissued:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Treasury shares at the beginning of the period	2,008,984	292,637	609,390	294,029
Repurchases	1,668,583	—	3,069,569	—
Retirement	(3,227,376)	—	(3,227,376)	—
Share-based compensation	(43,265)	(19,909)	(44,657)	(21,301)
Treasury shares at the ending of the period	406,926	272,728	406,926	272,728

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
In the three months ended June 30, 2025, the Company granted 322,210 RSUs with no exercise price to employees with two types of vesting schedules of (1) vesting immediately after the grant or (2) vesting 50% immediately after the grant and cliff vesting the other 50% upon the satisfaction of one year service with the Group after the grant. Each of the RSUs granted is stipulated to vest following either of the two.
A summary of the Company’s share-based compensation activities for the three and six months ended June 30, 2025 were presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of April 1, 2025	149,760	$30.82
Granted	322,210	11.58
Vested	(380,852)	19.15
Outstanding as of June 30, 2025	91,118	$11.58

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2025	150,260	$30.82
Granted	322,210	11.58
Vested	(380,852)	19.15
Forfeited	(500)	30.79
Outstanding as of June 30, 2025	91,118	$11.58
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cost of revenues	$128	$692	$267	$692
Selling and marketing expenses	900	2,160	1,077	2,164
General and administrative expenses	1,602	9,444	2,172	9,606
Research and development expenses	310	1,501	566	1,535
Total share compensation expenses	$2,940	$13,797	$4,082	$13,997
As of June 30, 2025, unrecognized compensation expenses of $791 thousand relating to the 91,118 unvested RSUs would be recognized in next twelve months.
8. INCOME TAX
The Company’s provision for income taxes for the six months ended June 30, 2025 and 2024 was $11,761 thousand and $10,026 thousand respectively, representing effective income tax rates of 16.0% and 16.1%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GigaCloud Technology’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Numerator:
Net income	$34,552	$26,969	$61,698	$54,164
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	38,073,239	41,295,216	39,041,373	41,041,937
- Diluted	38,106,956	41,407,207	39,117,361	41,150,585
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.91	$0.65	$1.58	$1.32
- Diluted	$0.91	$0.65	$1.58	$1.32
For the three and six months ended June 30, 2025 and 2024, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSU	33,717	107,590	75,988	104,094
RS	—	4,401	—	4,554

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2025	2024	2025	2024
	(In thousands)
Service revenues
Platform commission	$4,806	$4,479	$9,141	$8,077
Ocean transportation service	8,312	15,504	19,670	25,305
Drayage service	3,242	3,617	6,014	7,167
Warehousing service	13,480	9,589	27,558	18,916
Last-mile delivery service	53,949	51,959	103,193	91,922
Packaging service	8,267	7,686	15,517	13,965
Others	4,868	2,953	9,899	7,058
Total service revenues	96,924	95,787	190,992	172,410

Product revenues
Product sales to B	64,414	73,968	108,399	125,402
Product sales to C	66,762	48,857	119,127	90,769
Off-platform ecommerce	131,176	122,825	227,526	216,171
GigaCloud 1P	94,209	92,033	175,594	172,984
Others	297	222	400	379
Total product revenues	225,682	215,080	403,520	389,534
Revenues	$322,606	$310,867	$594,512	$561,944

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2025	2024	2025	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$80,122	$81,812	$158,695	$145,635
Revenue from goods or services transferred to customers at a point in time	242,484	229,055	435,817	416,309
Revenues	$322,606	$310,867	$594,512	$561,944

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance as of beginning of the period	$5,665	$7,554	$4,486	$5,537
Revenue recognized from opening balance of contract liabilities	(5,665)	(7,554)	(4,486)	(5,537)
Increase due to cash received	165,441	158,619	300,902	280,650
Revenue recognized from cash received during the period	(159,567)	(152,113)	(295,080)	(274,116)
Foreign exchange effect	109	(9)	161	(37)
Balance as of end of the period	$5,983	$6,497	$5,983	$6,497
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

The Group had no other material commitments or long-term obligations as of June 30, 2025.
12. SUBSEQUENT EVENTS
No subsequent events were identified as of August 7, 2025.

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

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$322,606	$310,867	$594,512	$561,944
Gross profit	76,944	76,447	140,670	142,995
Operating income	35,843	27,448	64,166	62,265
Net income	34,552	26,969	61,698	54,164
Net income per ordinary share
—Basic	$0.91	$0.65	$1.58	$1.32
—Diluted	$0.91	$0.65	$1.58	$1.32

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$43,338	$42,744	$76,521	$77,241
Adjusted EPS – diluted	$1.14	$1.03	$1.96	$1.88
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended June 30,
Key Operating Metrics:	2025	2024
GigaCloud Marketplace GMV (in $ thousands)	$1,438,512	$1,097,808
Active 3P sellers	1,162	930
3P seller GigaCloud Marketplace GMV (in $ thousands)	$757,508	$571,913
Active buyers	10,951	7,257
Spend per active buyer (in $)	$131,359	$151,276
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,438.5 million in the 12 months ended June 30, 2025 from $1,097.8 million in the 12 months ended June 30, 2024, representing a growth of 31.0% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continued to gain scale and market position.

Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,162 in the 12 months ended June 30, 2025 from 930 in the 12 months ended June 30, 2024, representing an increase of 24.9% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers was over 30,000 as of June 30, 2025. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV increased to $757.5 million in 12 months ended June 30, 2025 from $571.9 million in the 12 months ended June 30, 2024, representing an increase of 32.5% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 52.7% and 52.1% of total GigaCloud Marketplace GMV in the 12 months ended June 30, 2025 and June 30, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 10,951 in the 12 months ended June 30, 2025 from 7,257 in the 12 months ended June 30, 2024, representing an increase of 50.9% period-over-period. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace was $131,359 in the 12 months ended June 30, 2025 and $151,276 in the 12 months ended June 30, 2024, representing a decrease of 13.2% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow our spend per active buyer by expanding our product offerings, increasing buyer's purchase frequency and raising the average price per purchase. The decrease in spend per active buyer for the 12 months ended June 30, 2025 was primarily due to a higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Our number of active 3P sellers was 1,162 in the 12 months ended June 30, 2025, compared to 930 in the 12 months ended June 30, 2024, representing an increase of 24.9% from 12 months ended June 30, 2024. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.
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
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of June 30, 2025, the number of SKUs from GigaCloud 1P was over 20,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 50,000 SKUs in total. Our buyers can browse a product in our marketplace and list the product on their preferred ecommerce websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.
In the 12 months ended June 30, 2025, we had 10,951 active buyers in our marketplace with an average $131,359 spend per active buyer, representing a 50.9% increase in active buyers and a 13.2% decrease in spend per active buyer compared to the 7,257 active buyers in our marketplace with an average $151,276 spend per active buyer in the 12 months ended June 30, 2024, primarily attributable to a higher number of new buyers onboarded during the period, who generally require time to increase their spending in our GigaCloud Marketplace.
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
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 61.7% and 61.5% of our total revenues in the six months ended June 30, 2025 and 2024, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of June 30, 2025, we leased 36 fulfillment centers with an aggregate gross floor area of approximately 10.7 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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

The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$4,806	1.5	$4,479	1.4	$9,141	1.5	$8,077	1.4
Ocean transportation service	8,312	2.6	15,504	5.0	19,670	3.3	25,305	4.5
Drayage service	3,242	1.0	3,617	1.2	6,014	1.0	7,167	1.3
Warehousing service	13,480	4.2	9,589	3.1	27,558	4.6	18,916	3.4
Last-mile delivery service	53,949	16.7	51,959	16.7	103,193	17.4	91,922	16.4
Packaging service	8,267	2.6	7,686	2.5	15,517	2.6	13,965	2.5
Others	4,868	1.5	2,953	0.9	9,899	1.7	7,058	1.3
Subtotal	96,924	30.0	95,787	30.8	190,992	32.1	172,410	30.7
Product revenues
Off-platform ecommerce	131,176	40.7	122,825	39.5	227,526	38.3	216,171	38.5
GigaCloud 1P	94,209	29.2	92,033	29.6	175,594	29.5	172,984	30.8
Others	297	0.1	222	0.1	400	0.1	379	0.1
Subtotal	225,682	70.0	215,080	69.2	403,520	67.9	389,534	69.3
Total	$322,606	100.0	$310,867	100.0	$594,512	100.0	$561,944	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,806	$4,479	$9,141	$8,077
Platform commission	4,806	4,479	9,141	8,077
United States	8,099	15,436	18,896	25,177
Others(1)	213	68	774	128
Ocean transportation service	8,312	15,504	19,670	25,305
United States	3,180	3,609	5,891	7,152
Others(1)	62	8	123	15
Drayage service	3,242	3,617	6,014	7,167
United States	12,966	9,326	26,626	18,416
Others(1)	514	263	932	500
Warehousing service	13,480	9,589	27,558	18,916
United States	45,607	48,149	88,115	85,526
Germany	7,052	3,086	12,839	5,096
Others(1)	1,290	724	2,239	1,300
Last-mile delivery service	53,949	51,959	103,193	91,922
United States	8,171	6,921	15,349	12,674
Others(1)	96	765	168	1,291
Packaging service	8,267	7,686	15,517	13,965
United States	4,588	2,376	8,792	6,401
Others(1)	280	577	1,107	657
Others	4,868	2,953	9,899	7,058
Service revenues	96,924	95,787	190,992	172,410
United States	141,452	159,007	251,046	290,440
Germany	62,703	40,092	114,254	69,365
Japan	12,822	10,230	23,601	19,851
Others(1)	8,705	5,751	14,619	9,878
Product revenues	225,682	215,080	403,520	389,534
Total revenues	$322,606	$310,867	$594,512	$561,944
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2025 and 2024.
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

From time to time in the three and six months ended June 30, 2025, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$85,856	26.6	$82,826	26.6	$165,012	27.8	$145,526	25.9
Product	159,806	49.5	151,594	48.8	288,830	48.6	273,423	48.7
Total	$245,662	76.1	$234,420	75.4	$453,842	76.3	$418,949	74.6
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

Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except for percentages)
Gross Profit	$76,944	$76,447	$140,670	$142,995
Gross margin (%)	23.9%	24.6%	23.7%	25.4%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$24,778	7.7	$19,460	6.3	$43,336	7.3	$34,040	6.1
General and administrative expenses	13,031	4.0	26,280	8.5	27,371	4.6	41,669	7.4
Research and development expenses	3,184	1.0	3,097	1.0	5,677	1.0	4,853	0.9
Losses on disposal of property and equipment	108	—	162	0.1	120	—	168	—
Total operating expenses	$41,101	12.7	$48,999	15.8	$76,504	12.9	$80,730	14.4
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

The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$11,938	3.7	$9,502	3.1	$19,306	3.2	$15,128	2.7
Platform service fees	10,373	3.2	7,803	2.5	18,789	3.2	14,425	2.6
Advertising expenses	1,619	0.5	1,375	0.4	3,378	0.6	3,244	0.6
Traveling	280	0.1	235	0.1	555	0.1	323	0.1
Others	568	0.2	545	0.2	1,308	0.2	920	0.2
Total selling and marketing expenses	$24,778	7.7	$19,460	6.3	$43,336	7.3	$34,040	6.1
General and Administrative Expenses
Our general and administrative expenses primarily consist of staff costs which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance, donation, provision for bad debt and other general corporate expenses.
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$7,307	2.3	$14,136	4.5	$11,473	1.9	$20,294	3.6
Professional fees	2,223	0.7	2,701	0.9	5,122	0.9	4,999	0.9
Office supplies and utility	377	0.1	1,229	0.4	1,307	0.2	2,302	0.4
Rental	1,535	0.5	6,158	2.0	4,515	0.8	9,818	1.7
Property insurance	987	0.3	908	0.3	2,027	0.3	1,575	0.3
Donation	—	—	—	—	726	0.1	—	—
Provision for bad debts	69	—	582	0.2	497	0.1	650	0.1
Others	533	0.2	566	0.2	1,704	0.3	2,031	0.4
Total general and administrative expenses	$13,031	4.0	$26,280	8.5	$27,371	4.6	$41,669	7.4
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
Others, net
Our others, net primarily consists of credit card cash back and payments to be received from legal claims.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$96,924	30.0	$95,787	30.8	$190,992	32.1	$172,410	30.7
Product revenues	225,682	70.0	215,080	69.2	403,520	67.9	389,534	69.3
Total revenues	322,606	100.0	310,867	100.0	594,512	100.0	561,944	100.0
Cost of revenues						—		—
Services	85,856	26.6	82,826	26.6	165,012	27.8	145,526	25.9
Products	159,806	49.5	151,594	48.8	288,830	48.6	273,423	48.7
Total cost of revenues	245,662	76.1	234,420	75.4	453,842	76.3	418,949	74.6
Gross profit	76,944	23.9	76,447	24.6	140,670	23.7	142,995	25.4
Operating expenses
Selling and marketing expenses	24,778	7.7	19,460	6.3	43,336	7.3	34,040	6.1
General and administrative expenses	13,031	4.0	26,280	8.5	27,371	4.6	41,669	7.4
Research and development expenses	3,184	1.0	3,097	1.0	5,677	1.0	4,853	0.9
Losses on disposal of property and equipment	108	—	162	0.1	120	—	168	—
Total operating expenses	41,101	12.7	48,999	15.8	76,504	12.9	80,730	14.4
Operating income	35,843	11.1	27,448	8.8	64,166	10.8	62,265	11.1
Interest expense	(32)	—	(59)	—	(55)	—	(140)	—
Interest income	2,814	0.9	2,244	0.7	5,435	0.9	3,853	0.7
Foreign currency exchange gains (losses), net	647	0.2	(1,107)	(0.4)	1,439	0.2	(3,816)	(0.7)
Government grants	5	—	2	—	218	—	8	—
Others, net	1,677	0.5	506	0.2	2,256	0.4	184	—
Income before income taxes	40,954	12.7	29,034	9.3	73,459	12.4	62,354	11.1
Income tax expense	(6,402)	(2.0)	(2,065)	(0.7)	(11,761)	(2.0)	(8,190)	(1.5)
Net income	$34,552	10.7	$26,969	8.7	$61,698	10.4	$54,164	9.6
Comparison of Three Months Ended June 30, 2025 and 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 3.8% to $322.6 million in the three months ended June 30, 2025 from $310.9 million in the three months ended June 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 1.1% to $96.9 million in the three months ended June 30, 2025 from $95.8 million in the three months ended June 30, 2024. This was primarily attributable to:

◦an increase in revenues from warehousing services by 40.6% to $13.5 million in the three months ended June 30, 2025 from $9.6 million in the three months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from last mile delivery services by 3.7% to $53.9 million in the three months ended June 30, 2025 from $52.0 million in the three months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from other services by 63.3% to $4.9 million in the three months ended June 30, 2025 from $3.0 million in the three months ended June 30, 2024, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period; and
◦a decrease in revenues from ocean transportation services by 46.5% to $8.3 million in the three months ended June 30, 2025 from $15.5 million in the three months ended June 30, 2024 due to a decrease in the pricing of ocean transportation services during the period and a decrease in the ocean transportation delivery volume;
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 2.4% to $94.2 million in the three months ended June 30, 2025 from $92.0 million in the three months ended June 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 6.8% to $131.2 million in the three months ended June 30, 2025 from $122.8 million in the three months ended June 30, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 4.8% to $245.7 million in the three months ended June 30, 2025 from $234.4 million in the three months ended June 30, 2024.
•Our cost of services increased by 3.7% to $85.9 million in the three months ended June 30, 2025 from $82.8 million in the three months ended June 30, 2024, primarily due to:
◦an increase in rental cost by 55.9% to $17.3 million in the three months ended June 30, 2025 from $11.1 million in the three months ended June 30, 2024 as the rental price and the total square footage of our fulfillment centers increased; and
◦a decrease in delivery cost by 5.0% to $59.5 million in the three months ended June 30, 2025 from $62.6 million in the three months ended June 30, 2024 as ocean freight costs decreased during the period.
•Our cost of products increased by 5.4% to $159.8 million in the three months ended June 30, 2025 from $151.6 million in the three months ended June 30, 2024, primarily due to:
◦an increase in product cost by 4.8% to $125.5 million in the three months ended June 30, 2025 from $119.8 million in the three months ended June 30, 2024 as sales volume increased during the period; and
◦an increase in delivery cost by 15.7% to $10.3 million in the three months ended June 30, 2025 from $8.9 million in the three months ended June 30, 2024 as our sales volume increased during the period.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit was $76.9 million in the three months ended June 30, 2025 and $76.4 million in the three months ended June 30, 2024. Our gross margin was 23.9% in the three months ended June 30, 2025 compared to 24.6% in the three months ended June 30, 2024.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 27.2% to $24.8 million in the three months ended June 30, 2025 from $19.5 million in the three months ended June 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 33.3% to $10.4 million in the three months ended June 30, 2025 from $7.8 million in the three months ended June 30, 2024 as sales volume and sales channels both increased, and (ii) an increase in staff cost related to selling and marketing personnel by 25.3% to $11.9 million in the three months ended June 30, 2025 from $9.5 million in the three months ended June 30, 2024, primarily relating to an increase in the number of sales and marketing personnel and an overall increase in employee incentives, which included cash bonus provided and share-based compensation awards granted during the three months ended June 30, 2025.
General and Administrative Expenses
Our general and administrative expenses decreased by 50.6% to $13.0 million in the three months ended June 30, 2025 from $26.3 million in the three months ended June 30, 2024, which was primarily due to (i) a decrease in staff cost related to general and administrative personnel by 48.2% to $7.3 million in the three months ended June 30, 2025 from $14.1 million in the three months ended June 30, 2024, primarily relating to a decrease in the number of general and administrative personnel, partially offset by an overall increase in employee incentives, which included cash bonus provided and share-based compensation awards granted during the three months ended June 30, 2025, and (ii) a decrease in rental expense by 75.8% to $1.5 million in the three months ended June 30, 2025 from $6.2 million in the three months ended June 30, 2024, primarily because the newly acquired fulfillment centers have become fully operational in the three months ended June 30, 2025 and the related expenses were moved from rental expenses to operational costs.
Research and Development Expenses
Research and development expenses slightly increased by 3.2% to $3.2 million in the three months ended June 30, 2025 from $3.1 million in the three months ended June 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $108 thousand in the three months ended June 30, 2025, compared to $162 thousand in the three months ended June 30, 2024.
Interest Expense
We had interest expenses of $32 thousand in the three months ended June 30, 2025 and $59 thousand in the three months ended June 30, 2024.
Interest Income
We had interest income of $2.8 million in the three months ended June 30, 2025 and $2.2 million in the three months ended June 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the three months ended June 30, 2025 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
Foreign currency exchange gains, net were $0.6 million in the three months ended June 30, 2025, primarily attributable to the Euro and the Japanese Yen appreciating against the U.S. dollars in the three months ended June 30, 2025. Foreign currency exchange losses, net were $1.1 million in the three months ended June 30, 2024.
Government Grants
Government grant was $5 thousand and $2 thousand in the three months ended June 30, 2025 and 2024, respectively.
Others, net
Others gains, net increased to $1.7 million in the three months ended June 30, 2025 from $0.5 million in the three months ended June 30, 2024, primarily due to credit card cash back and payments to be received from legal claims.
Income Tax Expense
We had income tax expense of $6.4 million and $2.1 million in the three months ended June 30, 2025 and 2024, respectively.

Net Income
As a result of the foregoing, our net income was $34.6 million and $27.0 million in the three months ended June 30, 2025 and 2024, respectively.
Comparison of Six Months Ended June 30, 2025 and 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 5.8% to $594.5 million in the six months ended June 30, 2025 from $561.9 million in the six months ended June 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 10.8% to $191.0 million in the six months ended June 30, 2025 to $172.4 million in the six months ended June 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 12.3% to $103.2 million in the six months ended June 30, 2025 from $91.9 million in the six months ended June 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 46.0% to $27.6 million in the six months ended June 30, 2025 from $18.9 million in the six months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from other services by 39.4% to $9.9 million in the six months ended June 30, 2025 from $7.1 million in the six months ended June 30, 2024,
◦an increase in revenues from packaging services by 10.7% to $15.5 million in the six months ended June 30, 2025 from $14.0 million in the six months ended June 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦a decrease in revenues from ocean transportation services by 22.1% to $19.7 million in the six months ended June 30, 2025 from $25.3 million in the six months ended June 30, 2024 due to a decrease in the pricing of ocean transportation services during the period and a decrease in the ocean transportation delivery volume; and
◦a decrease in revenues from drayage services by 16.7% to $6.0 million in the six months ended June 30, 2025 from $7.2 million in the six months ended June 30, 2024 due to a decrease in the pricing of drayage services during the period.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 1.5% to $175.6 million in the six months ended June 30, 2025 from $173.0 million in the six months ended June 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 5.2% to $227.5 million in the six months ended June 30, 2025 from $216.2 million in the six months ended June 30, 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 8.3% to $453.8 million in the six months ended June 30, 2025 from $418.9 million in the six months ended June 30, 2024.
•Our cost of services increased by 13.4% to $165.0 million in the six months ended June 30, 2025 from $145.5 million in the six months ended June 30, 2024, primarily due to:
◦an increase in rental cost by 58.4% to $33.9 million in the six months ended June 30, 2025 from $21.4 million in the six months ended June 30, 2024 as the rental price and the total square footage of our fulfillment centers increased;

◦an increase in delivery cost by 4.8% to $113.9 million in the six months ended June 30, 2025 from $108.7 million in the six months ended June 30, 2024 as last mile costs and our sales increased during the period, partially offset by a decrease in ocean freight costs;
◦an increase in depreciation costs by 275.0% to $1.5 million in the six months ended June 30, 2025 from $0.4 million in the six months ended June 30, 2024 due to utilization of more warehousing space for GigaCloud 3P products.
•Our cost of products increased by 5.6% to $288.8 million in the six months ended June 30, 2025 from $273.4 million in the six months ended June 30, 2024, primarily due to:
◦an increase in product cost by 5.9% to $226.7 million in the six months ended June 30, 2025 from $214.1 million in the six months ended June 30, 2024 as sales volume, as well as shipping costs to procure our inventories increased during the period;
◦an increase in staff cost by 11.9% to $12.2 million in the six months ended June 30, 2025 from $10.9 million in the six months ended June 30, 2024 as we increased the number of employees;
◦an increase in delivery cost by 7.0% to $18.3 million in the six months ended June 30, 2025 from $17.1 million in the six months ended June 30, 2024 as our sales volume increased; and
◦a decrease in depreciation costs to $1.4 million in the six months ended June 30, 2025 from $2.5 million in the six months ended June 30, 2024 due to optimization of warehousing space for GigaCloud 3P products and less on 1P products.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit decreased by 1.6% to $140.7 million in the six months ended June 30, 2025 from $143.0 million in the six months ended June 30, 2024. Our gross margin was 23.7% in the six months ended June 30, 2025 and 25.4% in the six months ended June 30, 2024.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 27.4% to $43.3 million in the six months ended June 30, 2025 from $34.0 million in the six months ended June 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 30.6% to $18.8 million in the six months ended June 30, 2025 from $14.4 million in the six months ended June 30, 2024 as sales volume and sales channels both increased, and (ii) an increase in staff cost related to selling and marketing personnel by 27.8% to $19.3 million in the six months ended June 30, 2025 from $15.1 million in the six months ended June 30, 2024 primarily relating to the increased number of sales and marketing personnel and the commission paid to them, as well as an overall increase in employee incentives, which included cash bonus provided and share-based compensation awards granted during the six months ended June 30, 2025.
General and Administrative Expenses
Our general and administrative expenses decreased by 34.3% to $27.4 million in the six months ended June 30, 2025 from $41.7 million in the six months ended June 30, 2024, which was primarily due to (i) a decrease in rental expense by 54.1% to $4.5 million in the six months ended June 30, 2025 from $9.8 million in the six months ended June 30, 2024, primarily because the newly acquired fulfillment centers have became fully operational in the six months ended June 30, 2025 and the related expenses were moved from rental expenses to operational costs, (ii) a decrease in staff cost related to general and administrative personnel by 43.3% to $11.5 million in the six months ended June 30, 2025 from $20.3 million in the six months ended June 30, 2024 primarily relating to a decrease in the number of general and administrative personnel, as well as an overall decrease in employee incentives paid to general and administrative personnel, and (iii) a decrease in office supplies and utilities by 43.5% to $1.3 million in the six months ended June 30, 2025 from $2.3 million in the six months ended June 30, 2024.
Research and Development Expenses
Research and development expenses increased by 16.3% to $5.7 million in the six months ended June 30, 2025 from $4.9 million in the six months ended June 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function.

Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $120 thousand in the six months ended June 30, 2025, compared to $168 thousand in the six months ended June 30, 2024.
Interest Expense
We had interest expenses of $55 thousand in the six months ended June 30, 2025 and $140 thousand in the six months ended June 30, 2024.
Interest Income
We had interest income of $5.4 million in the six months ended June 30, 2025 and $3.9 million in the six months ended June 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the six months ended June 30, 2025 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange gains, net of $1.4 million in the six months ended June 30, 2025, compared to foreign currency exchange losses, net of $3.8 million in the six months ended June 30, 2024, primarily attributable to the Japanese Yen and the Euro appreciating against the U.S. dollars in the six months ended June 30, 2025.
Government Grants
We had government grant of $218 thousand and $8 thousand in the six months ended June 30, 2025 and 2024, respectively.
Others, net
Others gains, net was $2.3 million in the six months ended June 30, 2025 from credit card cash back and payments to be received from legal claims, and $184 thousand in the six months ended June 30, 2024.
Income Tax Expense
We had income tax expense of $11.8 million and $8.2 million in the six months ended June 30, 2025 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $61.7 million and $54.2 million in the six months ended June 30, 2025 and 2024, respectively.
Segment Information for the Three and Six Months Ended June 30, 2025 and 2024
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
	(unaudited)
The United States	$419,300	$456,563
Others	47,371	24,865
Total long-lived assets	$466,671	$481,428

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,806	$4,479	$9,141	$8,077
Platform commission	4,806	4,479	9,141	8,077
United States	8,099	15,436	18,896	25,177
Others(1)	213	68	774	128
Ocean transportation service	8,312	15,504	19,670	25,305
United States	3,180	3,609	5,891	7,152
Others(1)	62	8	123	15
Drayage service	3,242	3,617	6,014	7,167
United States	12,966	9,326	26,626	18,416
Others(1)	514	263	932	500
Warehousing service	13,480	9,589	27,558	18,916
United States	45,607	48,149	88,115	85,526
Germany	7,052	3,086	12,839	5,096
Others(1)	1,290	724	2,239	1,300
Last-mile delivery service	53,949	51,959	103,193	91,922
United States	8,171	6,921	15,349	12,674
Others(1)	96	765	168	1,291
Packaging service	8,267	7,686	15,517	13,965
United States	4,588	2,376	8,792	6,401
Others(1)	280	577	1,107	657
Others	4,868	2,953	9,899	7,058
Service revenues	96,924	95,787	190,992	172,410
United States	141,452	159,007	251,046	290,440
Germany	62,703	40,092	114,254	69,365
Japan	12,822	10,230	23,601	19,851
Others(1)	8,705	5,751	14,619	9,878
Product revenues	225,682	215,080	403,520	389,534
Total revenues	$322,606	$310,867	$594,512	$561,944
_____________________
(1)     No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$34,552	$26,969	$61,698	$54,164
Add: Income tax expense	6,402	2,065	11,761	8,190
Add: Interest expense	32	59	55	140
Less: Interest income	(2,814)	(2,244)	(5,435)	(3,853)
Add: Depreciation and amortization	2,140	2,064	4,189	4,145
Add: Share-based compensation expense	3,026	13,872	4,253	14,147
Add: Non-recurring items(1)	—	(41)	—	308
Adjusted EBITDA	$43,338	$42,744	$76,521	$77,241
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded gains of $41 thousand in the three months ended June 30, 2024 and net losses of $308 thousand in the six months ended June 30, 2024. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income per ordinary share – diluted	$0.91	$0.65	$1.58	$1.32
Adjustments, per ordinary share:
Add: Income tax expense	0.17	0.05	0.30	0.20
Add: Interest expense	—	—	—	—
Less: Interest income	(0.07)	(0.05)	(0.14)	(0.09)
Add: Depreciation and amortization	0.06	0.05	0.11	0.10
Add: Share-based compensation expenses	0.07	0.33	0.11	0.34
Add: Non-recurring items(1)	—	—	—	0.01
Adjusted EPS – diluted	$1.14	$1.03	$1.96	$1.88
Weighted average number of ordinary shares outstanding - diluted	38,106,956	41,407,207	39,117,361	41,150,585
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded gains of $41 thousand in the three months ended June 30, 2024 and net losses of $308 thousand in the six months ended June 30, 2024. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of June 30, 2025, we had $240.1 million in cash and cash equivalents and $0.7 million in restricted cash.
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
The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$48,042	$34,417
Net cash used in investing activities	(24,178)	(30,403)
Net cash used in financing activities	(46,207)	(1,149)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,709	(505)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,634)	$2,360
Cash, cash equivalents and restricted cash at the beginning of the period	$260,444	$184,168
Cash, cash equivalents and restricted cash at the end of the period	$240,810	$186,528
Operating Activities
Net cash provided by operating activities in the six months ended June 30, 2025 was $48.0 million. This was attributable to net income of $61.7 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in accounts receivables, net of $9.7 million, (ii) changes in inventories of $8.9 million, (iii) changes in income tax payable of $6.9 million, (iv) share-based compensation of $4.3 million, (v) depreciation and amortization of $4.2 million, and (vi) operating lease of $3.0 million.

Net cash provided by operating activities in the six months ended June 30, 2024 was $34.4 million. This was attributable to net income of $54.2 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in inventories of $68.0 million, (ii) changes in accounts payable, accrued expenses and other current liabilities of $26.7 million, (iii) operating lease of $19.0 million, (iv) share-based compensation of $14.1 million, (v) changes in accounts receivables, net of $11.1 million, (vi) changes in deferred income taxes of $6.9 million, and (vii) depreciation and amortization of $4.1 million.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2025 was $24.2 million, consisting of purchases of investments of $67.3 million and cash paid for purchase of property and equipment of $4.0 million, partially offset by cash received from sales and maturities of investments of $47.0 million and disposal of property and equipment of $0.1 million.
Net cash used in investing activities in the six months ended June 30, 2024 was $30.4 million, consisting of purchases of investments of $21.8 million and cash paid for purchase of property and equipment of $10.2 million, partially offset by cash received from disposal of property and equipment of $1.6 million.
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2025 was $46.2 million, consisting of repurchases of ordinary shares of $46.0 million and repayment of finance lease obligations of $0.2 million.
Net cash used in financing activities in the six months ended June 30, 2024 was $1.1 million, consisting solely of repayment of finance obligations of $1.1 million.
Share Repurchase Program
On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46 million of our Class A ordinary shares, par value $0.05, over a 12-month period. On March 28, 2025 and May 8, 2025, our board of directors approved additional $16 million and $16 million, respectively, to the Class A ordinary share repurchase program, bringing the total authorization to $78 million from its previously authorized $46 million. The program runs through August 28, 2025.
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
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $4.0 million and $10.2 million in six months ended June 30, 2025 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2025:

		Payment Due by Year
	Total	Within 2025	2026 – 2028	After 2029
	(In thousands)
Lease commitment(1)
Operating leases	$517,744	$55,251	$317,645	$144,848
Finance leases	973	165	632	176
Total	$518,717	$55,416	$318,277	$145,024
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of June 30, 2025.
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
Our company, GigaCloud Technology Inc, is a holding company incorporated in the Cayman Islands. We conduct our operations primarily through our principal subsidiaries. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
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
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the six months ended June 30, 2025 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended June 30, 2025, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2024 Form 10-K.
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
Based upon that evaluation, our management has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, both cases were transferred to the United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint lead plaintiffs. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleged both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. On August 21, 2024, we filed a motion to dismiss the second amended complaint. On January 27, 2025, the Court granted our motion to dismiss in substantial part, including dismissing without prejudice all claims relating to (i) our statements in the IPO and subsequent filings about the GigaCloud Marketplace activities and revenues; and (ii) our statements in the IPO registration statement about the general sophistication of our technology. The Court denied our motion to dismiss on Securities Act claims relating to a small number of statements about the Company’s use of artificial intelligence and machine learning, made in the IPO registration statement and prospectus. We believe the residual claims are without merit and denied all allegations. However, in light of the limited scope of the residual claims and the uncertainty and cost inherent in any litigation, the Company reached an agreement with the lead plaintiffs to resolve the class action in its entirety, subject to Court approval. On June 20, 2025, the Court granted preliminary approval of the settlement, with the final approval hearing scheduled for October 9, 2025. The costs of this case, including the pending settlement, will be funded primarily from insurance proceeds and is not expected to have a material impact on our operations or financial condition.
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
We are focused on facilitating B2B ecommerce transactions for large parcel merchandise. Our cross-border logistics services may be affected by trade restrictions implemented by countries or territories in which our customers are located or in which our customers’ products are manufactured or sold. For example, we are subject to risks relating to changes in trade policies, tariff regulations, embargoes or other trade restrictions adverse to our customers’ business. Actions by governments that result in restrictions on movement of parcels or otherwise could also impede our ability to carry out our cross-border ecommerce solutions and logistics services. In particular, recent U.S. tariffs imposed or threatened to be imposed on China, Vietnam and other countries and any retaliatory actions taken by such countries could result in us or our sellers and buyers incurring substantial additional costs to procure a large portion of the merchandise offered on our B2B ecommerce platform. Historically, tariffs have led to increased trade and political tensions, between the U.S. and China, as well as between the U.S. and other countries. Political tensions as a result of trade policies could reduce trade volume, cross-border investment, technological exchange, and other economic activities between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial and stock markets. If we are unable to connect our global customers to each other in our marketplace or provide solutions to transporting parcels to and from countries with trade restrictions in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On September 3, 2024, we announced that our board of directors approved a new share repurchase program under which we may purchase up to $46.0 million of our Class A ordinary shares, par value $0.05, over a 12-month period. On March 28, 2025 and May 8, 2025, our board of directors approved additional $16 million and $16 million, respectively, to the Class A ordinary share repurchase program, bringing the total authorization to $78 million from its previously authorized $46 million. The program runs through August 28, 2025.
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

The following table presents details of our share repurchase transactions during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)
April 1 to April 30, 2025	1,261,657	$12.68	1,261,657	$23
May 1 to May 31, 2025	133,939	$17.86	133,939	$13,630
June 1 to June 30, 2025	272,987	$17.96	272,987	$8,728
Total	1,668,583		1,668,583
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
On June 24, 2025, Mr. Xinyan Hao, our Chief Operating Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, for the sale of up to an aggregate 450,000 shares of our Class A ordinary shares held indirectly through Icebery Limited in which Mr. Hao is the sole shareholder and sole director. Mr. Hao's trading arrangement is scheduled to expire no later than June 2026.
Except for the foregoing, during the three months ended June 30, 2025, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
Date: August 7, 2025

GigaCloud Technology Inc

By:	/s/ Erica Xiaoyang Wei
Name:	Erica Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: August 7, 2025