Form 10-Q
period 2025-09-30
GigaCloud Technology Inc
filed 2025-11-06
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of outstanding shares of the issuer’s ordinary shares as of October 31, 2025 was 37,056,744, consisting of 28,980,012 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 137,523 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 1,018,894 Class A ordinary shares issued and repurchased but not yet cancelled) and 8,076,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended September 30, 2025
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
•“IPO”: the Company’ initial public offering completed on August 22, 2022;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$334,851	$259,759
Restricted cash	703	685
Investments	31,011	42,674
Accounts receivable, net	59,818	57,313
Inventories	176,361	172,489
Prepayments and other current assets	19,245	14,672
Total current assets	621,989	547,592
Non-current assets
Operating lease right-of-use assets	425,536	451,930
Property and equipment, net	33,311	29,498
Intangible assets, net	5,283	6,198
Goodwill	12,586	12,586
Deferred tax assets	11,021	10,026
Other non-current assets	14,385	12,645
Total non-current assets	502,122	522,883
Total assets	$1,124,111	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,460	$78,163
Contract liabilities	5,233	4,486
Current operating lease liabilities	99,887	88,521
Income tax payable	11,589	13,615
Accrued expenses and other current liabilities	103,458	79,594
Total current liabilities	299,627	264,379
Non-current liabilities
Operating lease liabilities, non-current	361,122	395,235
Deferred tax liabilities	732	941
Finance lease obligations, non-current	662	382
Non-current income tax payable	4,653	4,321
Total non-current liabilities	367,169	400,879
Total liabilities	$666,796	$665,258
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Shareholders’ equity
Treasury shares, at cost (835,661 and 609,390 shares held as of September 30, 2025 and December 31, 2024, respectively)	$(18,639)	$(11,816)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 30,136,429 and 32,878,735 shares issued as of September 30, 2025 and December 31, 2024, respectively, 29,163,245 and 32,269,345 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	1,501	1,643
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 8,076,732 and 8,076,732 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	403	403
Additional paid-in capital	94,674	120,262
Accumulated other comprehensive income (loss)	1,859	(4,136)
Retained earnings	377,517	298,861
Total shareholders’ equity	457,315	405,217
Total liabilities and shareholders’ equity	$1,124,111	$1,070,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Service revenues	$108,370	$110,340	$299,362	$282,750
Product revenues	224,268	192,976	627,788	582,510
Total revenues	332,638	303,316	927,150	865,260
Cost of revenues
Services	98,473	86,422	263,485	231,948
Products	157,116	139,643	445,946	413,066
Total cost of revenues	255,589	226,065	709,431	645,014
Gross profit	77,049	77,251	217,719	220,246
Operating expenses
Selling and marketing expenses	25,477	18,605	68,813	52,645
General and administrative expenses	8,511	15,296	35,882	56,965
Research and development expenses	2,534	2,582	8,211	7,435
Losses on disposal of property and equipment	7	45	127	213
Total operating expenses	36,529	36,528	113,033	117,258
Operating income	40,520	40,723	104,686	102,988
Interest expense	(71)	(87)	(126)	(227)
Interest income	3,120	2,703	8,555	6,556
Foreign currency exchange gains (losses), net	(557)	3,337	882	(479)
Government grants	40	21	258	29
Others, net	980	1,177	3,236	1,361
Income before income taxes	44,032	47,874	117,491	110,228
Income tax expense	(6,857)	(7,189)	(18,618)	(15,379)
Net income	$37,175	$40,685	$98,873	$94,849
Foreign currency translation adjustment, net of nil income taxes	101	(173)	1,391	(551)
Net unrealized gain on available-for-sale investments	10	17	3	19
Intra-entity foreign currency transactions gain (loss)	(420)	—	4,602	—
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	(1)	—
Total other comprehensive income (loss)	(309)	(156)	5,995	(532)
Comprehensive Income	$36,866	$40,529	$104,868	$94,317
Net income per ordinary share
—Basic	$0.99	$0.98	$2.57	$2.30
—Diluted	$0.99	$0.98	$2.56	$2.30
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	37,539,214	41,364,886	38,535,151	41,150,372
—Diluted	37,605,032	41,395,001	38,607,748	41,258,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of July 1, 2025	29,589,331	$1,501	8,076,732	$403	406,926	$(7,295)	$94,325	$2,168	$340,342	$431,444
Net income	—	—	—	—	—	—	—	—	37,175	37,175
Share-based compensation	2,649	—	—	—	—	—	349	—	—	349
Share repurchase	(428,735)	—	—	—	428,735	(11,344)	—	—	—	(11,344)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	101	—	101
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	10	—	10
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	(420)	—	(420)
Balance as of September 30, 2025	29,163,245	$1,501	8,076,732	$403	835,661	$(18,639)	$94,674	$1,859	$377,517	$457,315

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of July 1, 2024	33,286,162	$1,676	8,076,732	$403	272,728	$(1,594)	$125,922	$150	$231,862	$358,419
Net income	—	—	—	—	—	—	—	—	40,685	40,685
Share-based compensation	12,341	1	—	—	(11,504)	—	1,438	—	—	1,439
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(173)	—	(173)
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	17	—	17
Balance as of September 30, 2024	33,298,503	$1,677	8,076,732	$403	261,224	$(1,594)	$127,360	$(6)	$272,547	$400,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2025	32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217
Net income	—	—	—	—	—	—	—	—	98,873	98,873
Share-based compensation	392,204	19	—	—	(44,657)	—	4,584	—	—	4,603
Share repurchase	(3,498,304)	—	—	—	3,498,304	(57,373)	—	—	—	(57,373)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	1,391	—	1,391
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	3	—	3
Intra-entity foreign currency transactions gain	—	—	—	—	—	—	—	4,602	—	4,602
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(1)	—	(1)
Retirement of shares	—	(161)	—	—	(3,227,376)	50,550	(30,172)	—	(20,217)	—
Balance as of September 30, 2025	29,163,245	$1,501	8,076,732	$403	835,661	$(18,639)	$94,674	$1,859	$377,517	$457,315
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$98,873	$94,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,304	6,253
Share-based compensation	4,602	15,580
Operating lease	3,583	25,196
Changes in accounts receivables	(21)	(3,836)
Changes in inventories	759	(52,645)
Changes in prepayments and other assets	(5,002)	(5,229)
Changes in accounts payable, accrued expenses and other current liabilities	18,223	10,982
Changes in contract liabilities	575	(104)
Changes in income tax payable	(2,151)	5,921
Changes in deferred income taxes	(1,137)	(7,957)
Other operating activities	1,684	650
Net cash provided by operating activities	$126,292	$89,660
Cash flows from investing activities:
Purchases of property and equipment	(5,162)	(14,038)
Disposals of property and equipment	131	1,700
Purchases of investments	(84,694)	(53,547)
Sales and maturities of investments	93,287	11,843
Net cash provided by (used in) investing activities	$3,562	$(54,042)
Cash flows from financing activities:
Repayment of finance lease obligations	$(284)	$(1,589)
Repurchases of ordinary shares	(57,373)	—
Net cash used in financing activities	$(57,657)	$(1,589)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,913	130
Net increase in cash, cash equivalents and restricted cash	$75,110	$34,159
Cash, cash equivalents and restricted cash at the beginning of the period	260,444	184,168
Cash, cash equivalents and restricted cash at the end of the period	$335,554	$218,327
Supplemental disclosure of cash flow information
Cash paid for interest expense	$126	$227
Cash paid for income taxes	$22,061	$18,889

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
Organization
The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 included the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$334,851	$259,759
Restricted cash	703	685
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$335,554	$260,444

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and nine months ended September 30, 2025 and 2024.
Two customers individually represented greater than 10.0% of total accounts receivable balance as of September 30, 2025 and one customer individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2024.

	September 30, 2025	December 31, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	22.7%	19.7%
Customer B	11.3%	*
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three months ended September 30, 2025 and 2024, one service provider individually represented 16.6% and 17.2% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases. During the nine months ended September 30, 2025 and 2024, one service provider individually represented 18.4% and 18.2% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases.
Concentration of credit risk
Financial instruments that potentially expose the Group to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, investments, accounts receivable, amounts due from third-party payment platforms, and other non-current assets.
The Group’s investment policy requires cash, cash equivalents, restricted cash, and investments to be placed with high quality financial institutions and to limit the amount of credit risk from any one institution. The Group regularly evaluates the credit standing of the counterparties or financial institutions.
Accounts receivable (Note 3) from product and service sales are exposed to credit risk. The assessment of the counterparties’ creditworthiness is primarily based on past payment history and current ability to pay, taking into account information specific to the counterparties as well as pertaining to the economic environment in which the counterparties operate.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
The United States	$397,844	$456,563
Others	61,003	24,865
Total long-lived assets	$458,847	$481,428

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues by geographic regions:	(In thousands)
Hong Kong	$4,932	$4,245	$14,073	$12,322
Platform commission	4,932	4,245	14,073	12,322
United States	9,008	25,984	27,904	51,161
Germany	581	233	1,340	359
Others(1)	9	25	24	27
Ocean transportation service	9,598	26,242	29,268	51,547
United States	3,226	4,566	9,117	11,718
Germany	150	128	272	136
Others(1)	—	12	1	19
Drayage service	3,376	4,706	9,390	11,873
United States	14,175	12,322	40,801	30,738
Germany	417	185	1,084	507
Others(1)	167	96	432	274
Warehousing service	14,759	12,603	42,317	31,519
United States	49,195	41,045	137,310	126,571
Germany	10,079	5,220	22,918	10,316
Others(1)	1,599	946	3,838	2,246
Last-mile delivery service	60,873	47,211	164,066	139,133
United States	8,516	6,463	23,865	19,137
Germany	127	910	241	2,035
Others(1)	38	107	92	273
Packaging service	8,681	7,480	24,198	21,445
United States	5,384	7,699	14,176	14,100
Germany	101	—	218	157
Others(1)	666	154	1,656	654
Others	6,151	7,853	16,050	14,911
Service revenues	$108,370	$110,340	$299,362	$282,750
United States	121,990	128,797	373,036	419,237
Germany	79,082	46,764	193,336	116,129
Japan	12,240	11,771	35,841	31,622
Others(1)	10,956	5,644	25,575	15,522
Product revenues	$224,268	$192,976	$627,788	$582,510
Total revenues	$332,638	$303,316	$927,150	$865,260
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of the Group’s total revenues for the three and nine months ended September 30, 2025 and 2024.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied on either a prospective or retroactive basis. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those annual reporting years. If the practical expedient is elected, the amendments should be applied prospectively. Early adoption is permitted. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those annual reporting years. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in the update permit an entity to apply the new guidance using any of the three transition approaches: a prospective transition approach, a modified transition approach and a retrospective transition approach. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Certain financial statement line items included in the unaudited condensed consolidated statements of comprehensive income for the three month periods ended September 30, 2025 and 2024, and the nine month periods ended September 30, 2025 and 2024, respectively, were adjusted as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	As computed under previous method	Effect of change	As reported under preferable method	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)			(In thousands)
Revenues
Service revenues	$100,496	$7,874	$108,370	$100,373	$9,967	$110,340
Product revenues	232,142	(7,874)	224,268	202,943	(9,967)	192,976
Cost of revenues
Services	91,552	6,921	98,473	78,292	8,130	86,422
Products	$164,037	$(6,921)	$157,116	$147,773	$(8,130)	$139,643

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	As computed under previous method	Effect of change	As reported under preferable method	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)			(In thousands)
Revenues
Service revenues	$274,399	$24,963	$299,362	$253,166	$29,584	$282,750
Product revenues	652,751	(24,963)	627,788	612,094	(29,584)	582,510
Cost of revenues
Services	241,556	21,929	263,485	206,763	25,185	231,948
Products	$467,875	$(21,929)	$445,946	$438,251	$(25,185)	$413,066
Reclassification
Certain reclassifications have been made to our prior period’s financial statements to conform to our current period presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.
2. FAIR VALUE MEASUREMENTS
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Time deposit with a maturity of over one year is recorded at amortized cost, which approximates fair value. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Investments and cash equivalents are measured at fair value on a recurring basis. As of September 30, 2025, investments in the unaudited condensed consolidated balance sheets include time deposits, U.S. treasury securities and treasury enhanced notes, with maturities of three months to 12 months. Cash equivalents in the unaudited condensed consolidated balance sheets include money market instruments.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income or loss”. The related unrealized gain recorded in accumulated other comprehensive income were $10 thousand and $7 thousand as of September 30, 2025 and December 31, 2024. No realized gains or losses were recorded for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, all available-for-sale securities are expected to mature within one year.

		As of September 30, 2025
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)
Money market instruments	Cash and cash equivalents	$92,324	$92,486
U.S. treasury securities(2)	Investments	9,878	9,888
Time deposits	Investments	16,000	16,068
Treasury enhanced notes(2)	Investments	5,055	5,055
		$123,257	$123,497
_____________________
(1) Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$60,797	$58,250
Less: allowance for credit losses	(979)	(937)
Accounts receivable, net	$59,818	$57,313

The movement of the allowance for doubtful accounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance as of the beginning of the period	$(1,373)	$(807)	$(937)	$(500)
Provision for doubtful accounts	192	(89)	(305)	(739)
Write-offs	202	23	263	366
Balance as of the end of the period	$(979)	$(873)	$(979)	$(873)
4. INVENTORIES
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Products available for sale	$117,428	$117,223
Goods in transit	58,933	55,266
Inventories	$176,361	$172,489

5. LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancelable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain storage shelves and certain forklifts used in the fulfillment centers are leased under finance leases, which have a fixed lease term of one to five years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		September 30, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$425,536	$451,930
Finance lease right-of-use assets	Property and equipment, net	1,171	546
Total right-of-use assets		$426,707	$452,476

		September 30, 2025	December 31, 2024
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(99,887)	$(88,521)
Finance lease liabilities	Accrued expenses and other current liabilities	(325)	(140)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(361,122)	(395,235)
Finance lease liabilities	Finance lease obligations, non-current	(662)	(382)
Total lease liabilities		$(461,996)	$(484,278)
The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$28,195	$27,136	$83,485	$75,644
Finance lease cost
Amortization of right-of-use assets	64	119	132	390
Interest on lease liabilities	18	33	44	138
Short-term lease costs	63	174	190	584
Total	$28,340	$27,462	$83,851	$76,756
Lease terms and discount rates are as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	4.82	5.41
Finance leases	3.39	3.62

Weighted average discount rate:
Operating leases	3.06%	3.22%
Finance leases	7.84%	10.54%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of September 30, 2025, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2025	$27,979	$100
2026	115,740	353
2027	111,884	259
2028	101,520	183
2029	70,898	134
Thereafter	79,900	46
Total lease payments	507,921	1,075
Less: imputed interest	(46,912)	(88)
Present value of lease liabilities	$461,009	$987
6. ORDINARY SHARES
Share Repurchases
In the three months ended September 30, 2025, the Group repurchased a total of 428,735 Class A ordinary shares at an average price of $26.42, totaling approximately $11.3 million. Direct and incremental costs incurred in relation to the repurchases were $17 thousand. Under existing repurchase plans authorized by our Board of Directors, $99.7 million remain available for Class A ordinary share repurchases as of September 30, 2025.
The following table presents the shares of treasury shares repurchased, reissued and retired:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Treasury shares at the beginning of the period	406,926	272,728	609,390	294,029
Repurchases	428,735	—	3,498,304	—
Retirement	—	—	(3,227,376)	—
Share-based compensation	—	(11,504)	(44,657)	(32,805)
Treasury shares at the ending of the period	835,661	261,224	835,661	261,224

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
A summary of the Group’s share-based compensation activities for the three and nine months ended September 30, 2025 are presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of July 1, 2025	91,118	$11.58
Granted	—	—
Vested	—	—
Forfeited	(75)	11.58
Outstanding as of September 30, 2025	91,043	$11.58

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2025	150,260	$30.82
Granted	322,210	11.58
Vested	(380,852)	19.15
Forfeited	(575)	28.28
Outstanding as of September 30, 2025	91,043	$11.58

Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cost of revenues	$26	$139	$293	$831
Selling and marketing expenses	69	146	1,146	2,310
General and administrative expenses	106	803	2,278	10,410
Research and development expenses	63	265	629	1,800
Total share compensation expenses	$264	$1,353	$4,346	$15,351
As of September 30, 2025, unrecognized compensation expenses of $527 thousand relating to the 91,043 unvested RSUs would be recognized in the next 12 months.
8. INCOME TAX
The Group’s provision for income taxes for the nine months ended September 30, 2025 and 2024 was $18,618 thousand and $15,379 thousand respectively, representing effective income tax rates of 15.8% and 15.6%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Group’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Numerator:
Net income	$37,175	$40,685	$98,873	$94,849
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	37,539,214	41,364,886	38,535,151	41,150,372
- Diluted	37,605,032	41,395,001	38,607,748	41,258,416
Net income per ordinary share attributable to ordinary shareholders
- Basic	$0.99	$0.98	$2.57	$2.30
- Diluted	$0.99	$0.98	$2.56	$2.30
For the three and nine months ended September 30, 2025 and 2024, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSU	65,818	29,609	72,597	104,153
Restricted Shares (“RS”)	—	506	—	3,891

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. REVENUES
The Group’s revenues are disaggregated by major product/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2025	2024	2025	2024
	(In thousands)
Service revenues
Platform commission	$4,932	$4,245	$14,073	$12,322
Ocean transportation service	9,598	26,242	29,268	51,547
Drayage service	3,376	4,706	9,390	11,873
Warehousing service	14,759	12,603	42,317	31,519
Last-mile delivery service	60,873	47,211	164,066	139,133
Packaging service	8,681	7,480	24,198	21,445
Others	6,151	7,853	16,050	14,911
Total service revenues	108,370	110,340	299,362	282,750

Product revenues
Product sales to B	50,060	47,998	158,459	173,400
Product sales to C	75,771	49,015	194,898	139,784
Off-platform ecommerce	125,831	97,013	353,357	313,184
GigaCloud 1P	98,320	95,829	273,914	268,813
Others	117	134	517	513
Total product revenues	224,268	192,976	627,788	582,510
Revenues	$332,638	$303,316	$927,150	$865,260

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2025	2024	2025	2024
	(In thousands)
Revenue from goods or services transferred to customers over time	$89,751	$91,900	$248,446	$237,535
Revenue from goods or services transferred to customers at a point in time	242,887	211,416	678,704	627,725
Revenues	$332,638	$303,316	$927,150	$865,260

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance as of beginning of the period	$5,983	$6,497	$4,486	$5,537
Revenue recognized from opening balance of contract liabilities	(5,983)	(6,497)	(4,486)	(5,537)
Increase due to cash received	177,225	161,882	472,144	436,035
Revenue recognized from cash received during the period	(171,970)	(156,605)	(467,050)	(430,721)
Foreign exchange effect	(22)	54	139	17
Balance as of end of the period	$5,233	$5,331	$5,233	$5,331
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

The Group had no other material commitments or long-term obligations as of September 30, 2025.
12. SUBSEQUENT EVENTS
Share Repurchases
Subsequent to September 30, 2025, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of November 6, 2025, the Group repurchased a total of 183,233 Class A ordinary shares at an average price of $27.29, totaling approximately $5.0 million. Direct and incremental costs incurred in relation to the repurchases were $7 thousand.
Planned Acquisition
On October 24, 2025, the Group announced that it has entered into a binding term sheet to acquire 100% of New Classic Home Furnishings, Inc. (“New Classic”) for $18 million in cash. The total consideration of $18 million is on a debt-free basis, subject to customary net working capital adjustments, and is inclusive of a post-close earn-out based on the achievement of certain recurring revenue milestones in 2026. At closing, New Classic will become a wholly owned subsidiary of the Group, further expanding the Group’s channel-agnostic B2B marketplace and enhancing its domestic distribution capabilities.

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

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$332,638	$303,316	$927,150	$865,260
Gross profit	77,049	77,251	217,719	220,246
Operating income	40,520	40,723	104,686	102,988
Net income	37,175	40,685	98,873	94,849
Net income per ordinary share
—Basic	$0.99	$0.98	$2.57	$2.30
—Diluted	$0.99	$0.98	$2.56	$2.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$43,447	$48,799	$119,968	$126,040
Adjusted EPS – diluted	$1.16	$1.15	$3.11	$3.06
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended September 30,
Key Operating Metrics:	2025	2024
GigaCloud Marketplace GMV (in $ thousands)	$1,488,458	$1,233,601
Active 3P sellers	1,232	1,051
3P seller GigaCloud Marketplace GMV (in $ thousands)	$790,384	$635,465
Active buyers	11,419	8,535
Spend per active buyer (in $)	$130,349	$144,534
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,488.5 million in the 12 months ended September 30, 2025 from $1,233.6 million in the 12 months ended September 30, 2024, representing a growth of 20.7% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continues to gain scale and market position.

Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,232 in the 12 months ended September 30, 2025 from 1,051 in the 12 months ended September 30, 2024, representing an increase of 17.2% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers was over 30,000 as of September 30, 2025. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV increased to $790.4 million in the 12 months ended September 30, 2025 from $635.5 million in 12 months ended September 30, 2024, representing an increase of 24.4% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 53.1% and 51.5% of total GigaCloud Marketplace GMV in the 12 months ended September 30, 2025 and September 30, 2024, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 11,419 in the 12 months ended September 30, 2025 from 8,535 in the 12 months ended September 30, 2024, representing an increase of 33.8% period-over-period. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace was $130,349 and $144,534 in the 12 months ended September 30, 2025 and September 30, 2024, respectively, representing a decrease of 9.8% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow our spend per active buyer by expanding our product offerings, increasing buyers’ purchase frequency and raising the average price per purchase. The decrease in spend per active buyer for the 12 months ended September 30, 2025 reflected the macroeconomic challenges faced by retailers.
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
Our number of active 3P sellers was 1,232 in the 12 months ended September 30, 2025, compared to 1,051 in the 12 months ended September 30, 2024, representing an increase of 17.2% from 12 months ended September 30, 2024. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.
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

We attract new sellers predominantly through organic channels such as geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. In the past, we have completed acquisitions that supplemented our supply chain, fulfillment and logistics capabilities, which attracted more sellers and buyers onto our GigaCloud Marketplace. We may consider future acquisitions to increase the number of sellers and buyers. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of September 30, 2025, the number of SKUs from GigaCloud 1P was over 20,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 50,000 SKUs in total. Our buyers can browse products in our marketplace and list the product on their preferred ecommerce websites such as Rakuten, Amazon, Walmart, Wayfair, Home Depot and OTTO, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.
In the 12 months ended September 30, 2025, we had 11,419 active buyers in our marketplace with an average $130,349 spend per active buyer, representing a 33.8% increase in active buyers and a 9.8% decrease in spend per active buyer compared to the 8,535 active buyers in our marketplace with an average $144,534 spend per active buyer in the 12 months ended September 30, 2024, mirroring the macroeconomic challenges faced by retailers.
Recent and Future Acquisitions
In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive new markets.
In the past, we have completed strategic acquisitions to broaden our product offerings and supplement our supply chain, fulfillment and logistics capabilities. We may consider future acquisitions of assets, companies, technologies or businesses that are complementary to our business and the costs of identifying and consummating acquisitions may be significant. Acquisitions could result in the use of substantial amounts of cash, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
Following any new acquisitions, our results of operations may be affected by the newly acquired businesses or operations, any liabilities incurred in connection with the acquisitions, and expenditures made to integrate the newly acquired businesses or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ financial results into our consolidated financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may also differ.
Overall Economic Trends
The overall economic environment and related changes in customer behavior have a significant impact on our business. Customer spending on our products and services is primarily discretionary, and therefore positive economic conditions generally drive stronger business performance.
Recent global economic uncertainties, inflation, higher interest rates, surge in fuel and transportation costs, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza could impact the demand of products and shipping and freight rates. Furthermore, the recent enactment of heightened tariffs by the U.S. government, along with the unpredictability of tariff, shipping and freight rates, poses a significant uncertainty to our business operations as many of our sellers, buyers and our own suppliers are impacted. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, tariffs, interest rates, tax rates and energy costs.

Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 61.8% and 63.7% of our total revenues in the nine months ended September 30, 2025 and 2024, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of September 30, 2025, we leased 35 fulfillment centers with an aggregate gross floor area of approximately 10.9 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$4,932	1.5	$4,245	1.4	$14,073	1.5	$12,322	1.4
Ocean transportation service	9,598	2.9	26,242	8.7	29,268	3.2	51,547	6.0
Drayage service	3,376	1.0	4,706	1.6	9,390	1.0	11,873	1.4
Warehousing service	14,759	4.4	12,603	4.2	42,317	4.6	31,519	3.6
Last-mile delivery service	60,873	18.3	47,211	15.6	164,066	17.7	139,133	16.1
Packaging service	8,681	2.6	7,480	2.5	24,198	2.6	21,445	2.5
Others	6,151	1.8	7,853	2.6	16,050	1.7	14,911	1.7
Subtotal	108,370	32.6	110,340	36.4	299,362	32.3	282,750	32.7
Product revenues
Off-platform ecommerce	125,831	37.8	97,013	32.0	353,357	38.1	313,184	36.2
GigaCloud 1P	98,320	29.6	95,829	31.6	273,914	29.5	268,813	31.1
Others	117	—	134	—	517	0.1	513	0.1
Subtotal	224,268	67.4	192,976	63.6	627,788	67.7	582,510	67.3
Total	$332,638	100.0	$303,316	100.0	$927,150	100.0	$865,260	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,932	$4,245	$14,073	$12,322
Platform commission	4,932	4,245	14,073	12,322
United States	9,008	25,984	27,904	51,161
Germany	581	233	1,340	359
Others(1)	9	25	24	27
Ocean transportation service	9,598	26,242	29,268	51,547
United States	3,226	4,566	9,117	11,718
Germany	150	128	272	136
Others(1)	—	12	1	19
Drayage service	3,376	4,706	9,390	11,873
United States	14,175	12,322	40,801	30,738
Germany	417	185	1,084	507
Others(1)	167	96	432	274
Warehousing service	14,759	12,603	42,317	31,519
United States	49,195	41,045	137,310	126,571
Germany	10,079	5,220	22,918	10,316
Others(1)	1,599	946	3,838	2,246
Last-mile delivery service	60,873	47,211	164,066	139,133
United States	8,516	6,463	23,865	19,137
Germany	127	910	241	2,035
Others(1)	38	107	92	273
Packaging service	8,681	7,480	24,198	21,445
United States	5,384	7,699	14,176	14,100
Germany	101	—	218	157
Others(1)	666	154	1,656	654
Others	6,151	7,853	16,050	14,911
Service revenues	$108,370	$110,340	$299,362	$282,750
United States	121,990	128,797	373,036	419,237
Germany	79,082	46,764	193,336	116,129
Japan	12,240	11,771	35,841	31,622
Others(1)	10,956	5,644	25,575	15,522
Product revenues	$224,268	$192,976	$627,788	$582,510
Total revenues	$332,638	$303,316	$927,150	$865,260
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of our total revenues for the three and nine months ended September 30, 2025 and 2024.

Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, last-mile delivery service, packaging service and others. When a seller and buyer enter into a transaction in the GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in the three and nine months ended September 30, 2025, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth the breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$98,473	29.6	$86,422	28.5	$263,485	28.4	$231,948	26.8
Products	157,116	47.2	139,643	46.0	445,946	48.1	413,066	47.7
Total	$255,589	76.8	$226,065	74.5	$709,431	76.5	$645,014	74.5
Cost of Services
Cost of services primarily consist of delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.

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
Gross Profit and Margin
The table below sets forth our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except for percentages)
Gross profit	$77,049	$77,251	$217,719	$220,246
Gross margin (%)	23.2%	25.5%	23.5%	25.5%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth the breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$25,477	7.7	$18,605	6.1	$68,813	7.4	$52,645	6.1
General and administrative expenses	8,511	2.6	15,296	5.0	35,882	3.9	56,965	6.6
Research and development expenses	2,534	0.8	2,582	0.9	8,211	0.9	7,435	0.9
Losses on disposal of property and equipment	7	—	45	—	127	—	213	—
Total operating expenses	$36,529	11.0	$36,528	12.0	$113,033	12.2	$117,258	13.6
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

The following table sets forth the breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$10,204	3.1	$8,284	2.7	$29,510	3.2	$23,412	2.7
Platform service fees	12,280	3.7	7,710	2.5	31,069	3.4	22,135	2.6
Advertising expenses	1,908	0.6	1,565	0.5	5,286	0.6	4,809	0.6
Traveling	474	0.1	320	0.1	1,029	0.1	643	0.1
Others	611	0.2	726	0.2	1,919	0.2	1,646	0.2
Total selling and marketing expenses	$25,477	7.7	$18,605	6.1	$68,813	7.4	$52,645	6.1
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
The following table sets forth the breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$3,011	0.9	$4,286	1.4	$14,484	1.6	$24,580	2.8
Professional fees	1,886	0.6	2,699	0.9	7,008	0.8	7,698	0.9
Office supplies and utility	428	0.1	482	0.2	1,735	0.2	2,784	0.3
Rental and depreciation	1,500	0.5	4,987	1.6	6,015	0.6	14,805	1.7
Property insurance	910	0.3	1,147	0.4	2,937	0.3	2,722	0.3
Donation	—	—	—	—	726	0.1	—	—
Provision for bad debts	(192)	(0.1)	89	—	305	—	739	0.1
Others	968	0.3	1,606	0.5	2,672	0.3	3,637	0.4
Total general and administrative expenses	$8,511	2.6	$15,296	5.0	$35,882	3.9	$56,965	6.6
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$108,370	32.6	$110,340	36.4	$299,362	32.3	$282,750	32.7
Product revenues	224,268	67.4	192,976	63.6	627,788	67.7	582,510	67.3
Total revenues	332,638	100.0	303,316	100.0	927,150	100.0	865,260	100.0
Cost of revenues						—		—
Services	98,473	29.6	86,422	28.5	263,485	28.4	231,948	26.8
Products	157,116	47.2	139,643	46.0	445,946	48.1	413,066	47.7
Total cost of revenues	255,589	76.8	226,065	74.5	709,431	76.5	645,014	74.5
Gross profit	77,049	23.2	77,251	25.5	217,719	23.5	220,246	25.5
Operating expenses
Selling and marketing expenses	25,477	7.7	18,605	6.1	68,813	7.4	52,645	6.1
General and administrative expenses	8,511	2.6	15,296	5.0	35,882	3.9	56,965	6.6
Research and development expenses	2,534	0.8	2,582	0.9	8,211	0.9	7,435	0.9
Losses on disposal of property and equipment	7	—	45	—	127	—	213	—
Total operating expenses	36,529	11.0	36,528	12.0	113,033	12.2	117,258	13.6
Operating income	40,520	12.2	40,723	13.4	104,686	11.3	102,988	11.9
Interest expense	(71)	—	(87)	—	(126)	—	(227)	—
Interest income	3,120	0.9	2,703	0.9	8,555	0.9	6,556	0.8
Foreign currency exchange gains (losses), net	(557)	(0.2)	3,337	1.1	882	0.1	(479)	(0.1)
Government grants	40	—	21	—	258	—	29	—
Others, net	980	0.3	1,177	0.4	3,236	0.3	1,361	0.2
Income before income taxes	44,032	13.2	47,874	15.8	117,491	12.7	110,228	12.7
Income tax expense	(6,857)	(2.1)	(7,189)	(2.4)	(18,618)	(2.0)	(15,379)	(1.8)
Net income	$37,175	11.2	$40,685	13.4	$98,873	10.7	$94,849	11.0
Comparison of Three Months Ended September 30, 2025 and 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 9.7% to $332.6 million in the three months ended September 30, 2025 from $303.3 million in the three months ended September 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues decreased by 1.7% to $108.4 million in the three months ended September 30, 2025 from $110.3 million in the three months ended September 30, 2024. The decrease was attributable to:
◦a decrease in revenues from ocean transportation services by 63.4% to $9.6 million in the three months ended September 30, 2025 from $26.2 million in the three months ended September 30, 2024 due to a decrease in the pricing of ocean transportation services during the period and a decrease in the ocean transportation delivery volume;

◦a decrease in revenues from drayage services by 27.7% to $3.4 million in the three months ended September 30, 2025 from $4.7 million in the three months ended September 30, 2024 similar to the trend in our revenues from ocean transportation services as ocean transportation delivery volume decreased;
◦a decrease in revenues from other services by 21.5% to $6.2 million in the three months ended September 30, 2025 from $7.9 million in the three months ended September 30, 2024, primarily due to a decrease in revenues from other ancillary logistics and platform services; partially offset by
◦an increase in revenues from last mile delivery services by 29.0% to $60.9 million in the three months ended September 30, 2025 from $47.2 million in the three months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 17.5% to $14.8 million in the three months ended September 30, 2025 from $12.6 million in the three months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from packaging services by 16.0% to $8.7 million in the three months ended September 30, 2025 from $7.5 million in the three months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 2.6% to $98.3 million in the three months ended September 30, 2025 from $95.8 million in the three months ended September 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 29.7% to $125.8 million in the three months ended September 30, 2025 from $97.0 million in the three months ended September 30, 2024. The increase was primarily due to increases in sales channels and increases in sales volume on certain third-party off-platform ecommerce channels.
Cost of Revenues
Our cost of revenues increased by 13.0% to $255.6 million in the three months ended September 30, 2025 from $226.1 million in the three months ended September 30, 2024.
•Our cost of services increased by 14.0% to $98.5 million in the three months ended September 30, 2025 from $86.4 million in the three months ended September 30, 2024, primarily due to:
◦an increase in delivery cost by 9.7% to $69.9 million in the three months ended September 30, 2025 from $63.7 million in the three months ended September 30, 2024 as last mile costs and our sales increased during the period, partially offset by a decrease in ocean freight costs; and
◦an increase in rental cost by 27.8% to $18.4 million in the three months ended September 30, 2025 from $14.4 million in the three months ended September 30, 2024 as the total square footage of our fulfillment centers increased.
•Our cost of products increased by 12.5% to $157.1 million in the three months ended September 30, 2025 from $139.6 million in the three months ended September 30, 2024, primarily due to:
◦an increase in product cost by 9.1% to $123.0 million in the three months ended September 30, 2025 from $112.7 million in the three months ended September 30, 2024 as sales volume and procurement cost increased during the period; and
◦an increase in delivery cost by 116.4% to $11.9 million in the three months ended September 30, 2025 from $5.5 million in the three months ended September 30, 2024 as our sales volume increased.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit and gross margin were $77.0 million and 23.2% in the three months ended September 30, 2025, respectively, compared to $77.3 million and 25.5% in the three months ended September 30, 2024, respectively.

Selling and Marketing Expenses
Our selling and marketing expenses increased by 37.1% to $25.5 million in the three months ended September 30, 2025 from $18.6 million in the three months ended September 30, 2024, which was primarily due to (i) an increase in staff cost related to selling and marketing personnel by 22.9% to $10.2 million in the three months ended September 30, 2025 from $8.3 million in the three months ended September 30, 2024 as we increased the number of sales and marketing personnel and the commission paid to them, and (ii) an increase in platform service fee we incurred on certain third-party ecommerce websites by 59.7% to $12.3 million in the three months ended September 30, 2025 from $7.7 million in the three months ended September 30, 2024 as sales volume and sales channels both increased, particularly for sales to end customers on third-party ecommerce websites.
General and Administrative Expenses
Our general and administrative expenses decreased by 44.4% to $8.5 million in the three months ended September 30, 2025 from $15.3 million in the three months ended September 30, 2024, which was primarily due to (i) a decrease in rental expense by 69.9% to $1.5 million in the three months ended September 30, 2025 from $5.0 million in the three months ended September 30, 2024, primarily because the fulfillment centers newly acquired in previous periods have become fully operational during the three months ended September 30, 2025 and the related expenses were moved from rental expenses to operational costs, (ii) a decrease in staff cost related to general and administrative personnel by 30.2% to $3.0 million in the three months ended September 30, 2025 from $4.3 million in the three months ended September 30, 2024 primarily due to a decrease in share-based compensation expenses incurred for general and administrative personnel, (iii) a decrease in professional service expense by 29.6% to $1.9 million in the three months ended September 30, 2025 from $2.7 million in the three months ended September 30, 2024 as we required less professional services during the period, and (iv) a decrease in other general and administrative expenses by 39.7% to $1.0 million in the three months ended September 30, 2025 from $1.6 million in the three months ended September 30, 2024.
Research and Development Expenses
Research and development expenses were $2.5 million in the three months ended September 30, 2025 compared to $2.6 million in the three months ended September 30, 2024.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $7 thousand in the three months ended September 30, 2025 compared to $45 thousand in the three months ended September 30, 2024.
Interest Expense
We had interest expenses of $71 thousand in the three months ended September 30, 2025 and $87 thousand in the three months ended September 30, 2024.
Interest Income
We had interest income of $3.1 million in the three months ended September 30, 2025 and $2.7 million in the three months ended September 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the three months ended September 30, 2025 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange losses, net of $0.6 million in the three months ended September 30, 2025, compared to foreign currency exchange gains, net of $3.3 million in the three months ended September 30, 2024, primarily attributable to fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and Euro during the period.
Government Grants
We had government grant of $40 thousand and $21 thousand in the three months ended September 30, 2025 and 2024, respectively.

Others, net
Others gains, net were $1.0 million and $1.2 million in the three months ended September 30, 2025 and 2024, respectively.
Income Tax Expense
We had income tax expense of $6.9 million and $7.2 million in the three months ended September 30, 2025 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $37.2 million and $40.7 million in the three months ended September 30, 2025 and 2024, respectively.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 7.2% to $927.2 million in the nine months ended September 30, 2025 from $865.3 million in the nine months ended September 30, 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 5.9% to $299.4 million in the nine months ended September 30, 2025 from $282.8 million in the nine months ended September 30, 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 18.0% to $164.1 million in the nine months ended September 30, 2025 from $139.1 million in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 34.3% to $42.3 million in the nine months ended September 30, 2025 from $31.5 million in the nine months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 13.1% to $24.2 million in the nine months ended September 30, 2025 from $21.4 million in the nine months ended September 30, 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 14.6% to $14.1 million in the nine months ended September 30, 2025 from $12.3 million in the nine months ended September 30, 2024 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from other services by 8.1% to $16.1 million in the nine months ended September 30, 2025 from $14.9 million in the nine months ended September 30, 2024;
◦a decrease in revenues from ocean transportation services by 43.1% to $29.3 million in the nine months ended September 30, 2025 from $51.5 million in the nine months ended September 30, 2024 due to a decrease in the pricing of ocean transportation services during the period and a decrease in the ocean transportation delivery volume;
◦a decrease in revenues from drayage services by 21.0% to $9.4 million in the nine months ended September 30, 2025 from $11.9 million in in the nine months ended September 30, 2024, similar to the trend in our revenues from ocean transportation services as ocean transportation delivery volume decreased.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 1.9% to $273.9 million in the nine months ended September 30, 2025 from $268.8 million in the nine months ended September 30, 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.

•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 12.8% to $353.4 million in the nine months ended September 30, 2025 from $313.2 million in the nine months ended September 30, 2024. The increase was primarily due to increases in sales channels and increases in sales volume on certain third-party off-platform ecommerce channels.
Cost of Revenues
Our cost of revenues increased by 10.0% to $709.4 million in the nine months ended September 30, 2025 from $645.0 million in the nine months ended September 30, 2024.
•Our cost of services increased by 13.6% to $263.5 million in the nine months ended September 30, 2025 from $231.9 million in the nine months ended September 30, 2024, primarily due to:
◦an increase in rental cost by 46.5% to $52.3 million in the nine months ended September 30, 2025 from $35.7 million in the nine months ended September 30, 2024 as the total square footage of our fulfillment centers increased;
◦an increase in delivery cost by 6.6% to $183.8 million in the nine months ended September 30, 2025 from $172.5 million in the nine months ended September 30, 2024 as last mile costs and our sales increased during the period, partially offset by a decrease in ocean freight costs;
◦an increase in depreciation costs by 130.0% to $2.3 million in the nine months ended September 30, 2025 from $1.0 million in the nine months ended September 30, 2024 due to utilization of more warehousing space for GigaCloud 3P products; and
◦an increase in staff cost by 4.7% to $17.9 million in the nine months ended September 30, 2025 from $17.1 million in the nine months ended September 30, 2024 as we increased the number of employees.
•Our cost of products increased by 7.9% to $445.9 million in the nine months ended September 30, 2025 from $413.1 million in the nine months ended September 30, 2024, primarily due to:
◦an increase in product cost by 7.0% to $349.7 million in the nine months ended September 30, 2025 from $326.8 million in the nine months ended September 30, 2024 as sales volume, and inventory procurement cost increased during the period;
◦an increase in delivery cost by 33.6% to $30.2 million in the nine months ended September 30, 2025 from $22.6 million in the nine months ended September 30, 2024 as our sales volume increased;
◦an increase in staff cost by 11.4% to $18.5 million in the nine months ended September 30, 2025 from $16.6 million in the nine months ended September 30, 2024 as we increased the number of employees;
◦an increase in rental cost by 1.7% to $41.3 million in the nine months ended September 30, 2025 from $40.6 million in the nine months ended September 30, 2024, as the total square footage of our fulfillment centers increased; and
◦a decrease in depreciation cost by 36.4% to $2.1 million in the nine months ended September 30, 2025 from $3.3 million in the nine months ended September 30, 2024 due to more warehousing space and equipment being used for service revenue generating activities.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit decreased by 1.1% to $217.7 million in the nine months ended September 30, 2025 from $220.2 million in the nine months ended September 30, 2024. Our gross margin was 23.5% in the nine months ended September 30, 2025, compared to 25.5% in the nine months ended September 30, 2024.

Selling and Marketing Expenses
Our selling and marketing expenses increased by 30.8% to $68.8 million in the nine months ended September 30, 2025 from $52.6 million in the nine months ended September 30, 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 40.7% to $31.1 million in the nine months ended September 30, 2025 from $22.1 million in the nine months ended September 30, 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 26.1% to $29.5 million in the nine months ended September 30, 2025 from $23.4 million in the nine months ended September 30, 2024 as we increased the number of sales and marketing personnel and the commission paid to them, and (iii) an increase in advertising expense by 10.4% to $5.3 million in the nine months ended September 30, 2025 from $4.8 million in the nine months ended September 30, 2024 as we increased our marketing efforts.
General and Administrative Expenses
Our general and administrative expenses decreased by 37.0% to $35.9 million in the nine months ended September 30, 2025 from $57.0 million in the nine months ended September 30, 2024, which was primarily due to (i) a decrease in rental expense by 59.5% to $6.0 million in the nine months ended September 30, 2025 from $14.8 million in the nine months ended September 30, 2024, primarily because the fulfillment centers newly acquired in previous periods have become fully operational during the nine months ended September 30, 2025 and the related expenses were moved from rental expenses to operational costs, (ii) a decrease in staff cost related to general and administrative personnel by 41.1% to $14.5 million in the nine months ended September 30, 2025 from $24.6 million in the nine months ended September 30, 2024 primarily due to a decrease in the number of general and administrative personnel, as well as an overall decrease in employee incentives paid to general and administrative personnel, and (iii) a decrease in professional service expense by 9.1% to $7.0 million in the nine months ended September 30, 2025 from $7.7 million in the nine months ended September 30, 2024 as we required less professional services during the period.
Research and Development Expenses
Research and development expenses increased by 10.8% to $8.2 million in the nine months ended September 30, 2025 from $7.4 million in the nine months ended September 30, 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of research and development projects and the number of employees to perform research and development function.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $127 thousand in the nine months ended September 30, 2025, compared to $213 thousand in the nine months ended September 30, 2024.
Interest Expense
We had interest expenses of $126 thousand in the nine months ended September 30, 2025 and $227 thousand in the nine months ended September 30, 2024.
Interest Income
We had interest income of $8.6 million in the nine months ended September 30, 2025 and $6.6 million in the nine months ended September 30, 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the nine months ended September 30, 2025 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange gains, net of $0.9 million in the nine months ended September 30, 2025, compared to foreign currency exchange losses, net of $0.5 million in the nine months ended September 30, 2024. This was primarily attributable to fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and Euro during the period.
Government Grants
We had government grant of $258 thousand and $29 thousand in the nine months ended September 30, 2025 and 2024, respectively.

Others, net
Others gains, net were $3.2 million in the nine months ended September 30, 2025 from credit card cash back and payments to be received from legal claims, and $1.4 million in the nine months ended September 30, 2024.
Income Tax Expense
We had income tax expense of $18.6 million and $15.4 million in the nine months ended September 30, 2025 and 2024, respectively.
Net Income
As a result of the foregoing, our net income was $98.9 million and $94.8 million in the nine months ended September 30, 2025 and 2024, respectively.
Segment Information for the Three and Nine Months Ended September 30, 2025 and 2024
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
	(unaudited)
The United States	$397,844	$456,563
Others	61,003	24,865
Total long-lived assets	$458,847	$481,428

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$4,932	$4,245	$14,073	$12,322
Platform commission	4,932	4,245	14,073	12,322
United States	9,008	25,984	27,904	51,161
Germany	581	233	1,340	359
Others(1)	9	25	24	27
Ocean transportation service	9,598	26,242	29,268	51,547
United States	3,226	4,566	9,117	11,718
Germany	150	128	272	136
Others(1)	—	12	1	19
Drayage service	3,376	4,706	9,390	11,873
United States	14,175	12,322	40,801	30,738
Germany	417	185	1,084	507
Others(1)	167	96	432	274
Warehousing service	14,759	12,603	42,317	31,519
United States	49,195	41,045	137,310	126,571
Germany	10,079	5,220	22,918	10,316
Others(1)	1,599	946	3,838	2,246
Last-mile delivery service	60,873	47,211	164,066	139,133
United States	8,516	6,463	23,865	19,137
Germany	127	910	241	2,035
Others(1)	38	107	92	273
Packaging service	8,681	7,480	24,198	21,445
United States	5,384	7,699	14,176	14,100
Germany	101	—	218	157
Others(1)	666	154	1,656	654
Others	6,151	7,853	16,050	14,911
Service revenues	108,370	110,340	299,362	282,750
United States	121,990	128,797	373,036	419,237
Germany	79,082	46,764	193,336	116,129
Japan	12,240	11,771	35,841	31,622
Others(1)	10,956	5,644	25,575	15,522
Product revenues	224,268	192,976	627,788	582,510
Total revenues	$332,638	$303,316	$927,150	$865,260
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of our total revenues for the three and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$37,175	$40,685	$98,873	$94,849
Add: Income tax expense	6,857	7,189	18,618	15,379
Add: Interest expense	71	87	126	227
Less: Interest income	(3,120)	(2,703)	(8,555)	(6,556)
Add: Depreciation and amortization	2,115	2,108	6,304	6,253
Add: Share-based compensation expense	349	1,433	4,602	15,580
Add: Non-recurring items(1)	—	—	—	308
Adjusted EBITDA	$43,447	$48,799	$119,968	$126,040
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded net losses of $308 thousand in the nine months ended September 30, 2024. We do not believe such losses to be recurring or frequent in nature.
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income per ordinary share – diluted	$0.99	$0.98	$2.56	$2.30
Adjustments, per ordinary share:
Add: Income tax expense	0.18	0.17	0.48	0.37
Add: Interest expense	—	—	—	0.01
Less: Interest income	(0.08)	(0.07)	(0.22)	(0.16)
Add: Depreciation and amortization	0.06	0.05	0.16	0.15
Add: Share-based compensation expenses	0.01	0.02	0.12	0.38
Add: Non-recurring items(1)	—	—	—	0.01
Adjusted EPS – diluted	$1.16	$1.15	$3.11	$3.06

Weighted average number of ordinary shares outstanding - diluted	37,605,032	41,395,001	38,607,748	41,258,416
_____________________
(1)    One of our fulfillment centers in Japan experienced a fire in March 2024. We recognized losses as a result of the fire. Based on the provisions of our insurance policy, the gross losses have been reduced by the estimated insurance proceeds expected to be received from our insurance carrier. We have determined that partial recovery of the incurred losses is probable and therefore recorded net losses of $308 thousand in the nine months ended September 30, 2024. We do not believe such losses to be recurring or frequent in nature.

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of September 30, 2025, we had $334.9 million in cash and cash equivalents and $0.7 million in restricted cash.
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
The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$126,292	$89,660
Net cash provided by (used in) investing activities	3,562	(54,042)
Net cash used in financing activities	(57,657)	(1,589)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,913	130
Net increase in cash, cash equivalents and restricted cash	$75,110	$34,159
Cash, cash equivalents and restricted cash at the beginning of the period	$260,444	$184,168
Cash, cash equivalents and restricted cash at the end of the period	$335,554	$218,327

Operating Activities
Net cash provided by operating activities in the nine months ended September 30, 2025 was $126.3 million. This was attributable to net income of $98.9 million, as adjusted by non-cash items and the effects of changes in working capital and other activities, which primarily consisted of (i) changes in accounts payable, accrued expenses and other current liabilities of $18.2 million, (ii) depreciation and amortization of $6.3 million, (iii) changes in prepayments and other assets of $5.0 million, (iv) share-based compensation of $4.6 million for awards granted and vested during the period, (v) operating lease of $3.6 million, (vi) changes in income tax payable of $2.2 million, (vii) other operating activities of $1.7 million and (viii) changes in deferred income taxes of $1.1 million.
Net cash provided by operating activities in the nine months ended September 30, 2024 was $89.7 million. This was attributable to net income of $94.8 million, as adjusted by non-cash items and the effects of changes in working capital and other activities, which primarily consisted of (i) changes in inventories of $52.6 million, (ii) operating lease of $25.2 million, (iii) share-based compensation of $15.6 million, (iv) changes in accounts payable, accrued expenses and other current liabilities of $11.0 million, (v) changes in deferred income taxes of $8.0 million, (vi) depreciation and amortization of $6.3 million, (vii) changes in income tax payable of $5.9 million, (viii) changes in prepayments and other assets of $5.2 million, and (ix) changes in accounts receivables, net of $3.8 million.
Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2025 was $3.6 million, consisting of sale and maturities of investments of $93.3 million, partially offset by purchases of investments of $84.7 million for U.S. treasury bonds and other wealth management products, and cash paid for purchase of property and equipment of $5.2 million.
Net cash used in investing activities in the nine months ended September 30, 2024 was $54.0 million, consisting of cash paid for purchases of investments of $53.5 million for U.S. treasury bonds and other wealth management products, and cash paid for purchase of property and equipment of $14.0 million, partially offset by sale and maturities of investments of $11.8 million and cash received from disposal of property and equipment of $1.7 million.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2025 was $57.7 million, primarily consisting of repurchase of ordinary shares of $57.4 million.
Net cash used in financing activities in the nine months ended September 30, 2024 was $1.6 million, consisting solely of repayment of finance lease obligations.
Share Repurchase Program
On August 13, 2025, the Board approved a new share repurchase program which authorized the repurchase of its Class A ordinary share up to $111.0 million, effective August 17, 2025 for three years. The previously authorized share repurchase program was terminated effective August 16, 2025. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means. We may effect repurchase transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. Our board of directors will review the share repurchase program periodically, and may modify, suspend or terminate the share repurchase program at any time. We plan to fund repurchases from our existing cash balance.
See “Part II Other Information—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this quarterly report on Form 10-Q for more information.
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $5.2 million and $14.0 million in the nine months ended September 30, 2025 and 2024, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2025:

		Payment Due by Year
	Total	Within 2025	2026 – 2028	After 2029

	(In thousands)
Lease commitment(1)
Operating leases	$507,921	$27,979	$329,144	$150,798
Finance leases	1,075	100	795	180
Total	$508,996	$28,079	$329,939	$150,978
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of September 30, 2025.
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
Our company, GigaCloud Technology Inc, is a holding company incorporated in the Cayman Islands with no material operations of its own. We conduct our operations primarily through our principal subsidiaries. As a result, our ability to pay dividends depends upon dividends paid by our subsidiaries. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
In addition, as determined in accordance with local regulations, our subsidiaries in certain of our markets may be restricted from paying us dividends offshore or from transferring a portion of their assets to us, whether in the form of dividends, loans or advances, unless certain requirements are met or regulatory approvals are obtained. In addition, our subsidiaries may be restricted in their ability to pay dividends or distributions or make other transfers to us as a result of the laws of their respective jurisdictions of organization and agreements of our subsidiaries. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” of the the 2024 Form 10-K. Even though we currently do not require any such dividends, loans or advances from our entities for working capital and other funding purposes, we may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to our shareholders.
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2025 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.

Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended September 30, 2025, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2024 Form 10-K.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 1 “Recent accounting pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since December 31, 2024. See “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the 2024 Form 10-K for a discussion on our exposures to market risk.
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
Based upon that evaluation, our management has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Southern District of New York Litigation Matter, In Re GigaCloud Technology Inc Securities Litigation, No. 1:23-cv-10645-JMF (S.D.N.Y.)
In October 2023, two GigaCloud shareholders separately brought putative securities class actions in the United States District Court for the Central District of California. On November 27, 2023, both cases were transferred to the United States District Court for the Southern District of New York. On January 12, 2024, the Southern District of New York granted plaintiffs’ stipulation to consolidate the two lawsuits into one and appoint lead plaintiffs. On June 28, 2024, lead plaintiffs filed the second amended complaint. The second amended complaint alleged both false and misleading statements concerning our use of artificial intelligence and machine learning and false and misleading statements about revenue of the GigaCloud Marketplace. On August 21, 2024, we filed a motion to dismiss the second amended complaint. On January 27, 2025, the Court granted our motion to dismiss in substantial part, including dismissing without prejudice all claims relating to (i) our statements in the IPO and subsequent filings about the GigaCloud Marketplace activities and revenues; and (ii) our statements in the IPO registration statement about the general sophistication of our technology. The Court denied our motion to dismiss on Securities Act claims relating to a small number of statements about the Company’s use of artificial intelligence and machine learning, made in the IPO registration statement and prospectus. We believe the residual claims are without merit and denied all allegations. However, in light of the limited scope of the residual claims and the uncertainty and cost inherent in any litigation, the Company reached an agreement with the lead plaintiffs to resolve the class action in its entirety. On October 9, 2025, the Court granted final approval of the settlement. The costs of this case, including the settlement, were funded primarily from insurance proceeds and had no material impact on our operations or financial condition.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. We have reviewed the risk factors appeared in “Part I—Item 1A. Risk Factors” in the 2024 Form 10-K, and, except as presented below, there have been no material changes in our risk factors previously disclosed in the 2024 Form 10-K.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 13, 2025, the Board approved a new share repurchase program which authorized the repurchase of its Class A ordinary share up to $111.0 million, effective August 17, 2025 for three years. The previously authorized share repurchase program was terminated effective August 16, 2025. Under the share repurchase program, we may purchase our ordinary shares through various means, including open market transactions, privately negotiated transactions, block trades, any combination thereof or other legally permissible means.
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
The following table presents details of our share repurchase transactions during the quarter ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)(2)
July 1 to July 31, 2025	$—	$—	$—	$8,728
August 1 to August 31, 2025	$143,042	$26.24	$143,042	$107,241
September 1 to September 30, 2025	$285,693	$26.51	$285,693	$99,656
Total	$428,735		$428,735
_____________________
(1)Excluding broker commissions paid.
(2)Including broker commissions paid.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
On September 24, 2025, Mr. Larry Lei Wu, our Chief Executive Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, for the sale of up to an aggregate 800,000 shares of our Class A ordinary shares held indirectly through Ji Xiang Hu Tong Holdings Limited. Mr. Wu is the sole member and sole manager of a limited liability company, Shan Lao Hu Tong LLC, that is the sole shareholder of Ji Xiang Hu Tong Holdings Limited. As a result of these relationships, Mr. Wu may be deemed to be an indirect beneficial owner of the securities held by Ji Xiang Hu Tong Holdings Limited.. Mr. Wu’ trading arrangement is scheduled to expire no later than June 2026.
Except for the foregoing, during the three months ended September 30, 2025, none of the directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
Date: November 6, 2025

GigaCloud Technology Inc

By:	/s/ Xiaoyang Wei
Name:	Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 6, 2025