Form 10-K
period 2025-12-31
GigaCloud Technology Inc
filed 2026-02-26
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐

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
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $513.0 million, based on the closing price of the registrant’s Class A ordinary shares on the Nasdaq Global Market on June 30, 2025 of $19.78 per share.
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
The number of outstanding shares of the registrant’s ordinary shares as of February 24, 2026 was 36,618,091, consisting of 29,341,359 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 135,779 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 297,944 Class A ordinary shares issued and repurchased but not yet cancelled) and 7,276,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K, or this annual report. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025 to which this annual report relates.

GIGACLOUD TECHNOLOGY INC
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2025

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
•the impact of any pandemics or epidemics to our business operations;
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
SUMMARY OF RISK FACTORS
Investing in our Class A ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure and risks related to our Class A ordinary shares. Investors should carefully consider all of the information in this annual report before making an investment in our shares. The following list summarizes some, but not all, of these risks. Please read the information in “Item 1A. Risk Factors” for a more thorough description of these and other risks.
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
•We may not realize the expected benefits of our acquisitions due to potential risk and uncertainties.
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

•Trade restrictions could materially and adversely affect our business, financial condition and results of operations.
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
Risks Related to Our Class A Ordinary Shares
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

PART I
Item 1.        Business
Business Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. Our B2B ecommerce platform, which we refer to as the “GigaCloud Marketplace,” integrates everything from product discovery to payments to logistics tools into one easy-to-use platform. Our global marketplace seamlessly connects manufacturers, primarily in Asia, with resellers, primarily in the U.S., Europe and Japan, to execute cross-border transactions with confidence, speed and efficiency. We offer a truly comprehensive solution that transports products from manufacturers’ warehouses to end customers, all at one fixed price. We first launched our marketplace in January 2019 by focusing on the global furniture market and have since expanded into additional categories such as home appliances and fitness equipment. GigaCloud Marketplace is one of the fastest growing large parcel B2B marketplaces with over $1,576.8 million, $1,341.4 million and $794.4 million of GMV transacted in our marketplace in 2025, 2024 and 2023, respectively.
In 2023, we completed the acquisition of Noble House, a leading B2B distributor of indoor and outdoor home furnishings, for an aggregate consideration of approximately $77.6 million, and the acquisition of Wonder, a cloud-based interactive digital signage and e-catalog management SaaS company, for an aggregate purchase price of approximately $10.0 million. More recently, on January 1, 2026, we completed the acquisition of New Classic Home Furnishings, Inc., or New Classic, a U.S.-based distributor serving the home furnishings market, for approximately $18.0 million.
We built the GigaCloud Marketplace to democratize access and distribution globally so that manufacturers, who are typically sellers in our marketplace, and resellers, who are typically buyers in our marketplace, can transact without borders. Manufacturers view our marketplace as an essential sales channel to thousands of resellers in the U.S., Europe and Japan. Our GigaCloud Marketplace enables manufacturers to deliver their products around the world. Additionally, resellers may lack the resources and infrastructure to manage a global supply chain and support international distribution. Our integrated ecommerce solutions allow resellers to offer competitive products and services comparable to those offered by large ecommerce platforms by giving them access to a large and growing catalog of products at wholesale prices, supported by industry-leading global fulfillment capabilities.
To enhance our marketplace experience, we sell our own products, or 1P products, through the GigaCloud Marketplace and to and through third-party ecommerce websites, such as Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S., Rakuten in Japan and OTTO in Germany. These 1P revenues expand our market presence, create more products for buyers, drive volume-based cost efficiencies for sourcing products, provide us with proprietary data and increase the velocity of sales on our marketplace. With the acquisitions of Noble House in 2023 and New Classic in 2026, we further diversified the 1P product variety and offerings for our buyers. 1P revenues derived from the GigaCloud Marketplace and third-party ecommerce websites represented 66.8%, 66.4% and 66.5% of total revenues in 2025, 2024 and 2023, respectively.
We have built a cross-border fulfillment network optimized for large parcel products. We operate fulfillment centers in five countries in the U.S., Germany, Japan, the U.K. and Canada, with the U.S. being our largest market. As of December 31, 2025, we operated 35 large-scale fulfillment centers around the world totaling approximately 11.3 million square feet of storage space, covering 19 ports of destination globally with over 35,000 annual containers, and have an extensive shipping and trucking network via partnerships with major shipping, trucking and freight service providers. By servicing the entire supply chain, we offer sellers and buyers in our marketplace enhanced visibility into product inventory, reduced turnover time and decreased transaction costs. On average, we are able to deliver products to end customers within one week of their order and at a fixed rate that is cheaper than standard rates from FedEx and UPS.
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
We leverage our proprietary data and AI to accelerate the network effects in our marketplace. As our marketplace grows, we accumulate user and product data to develop analytical and predictive tools such as product sales forecasts. This information is valuable to our sellers as it allows them to efficiently manage inventory and pricing. As sellers succeed in our marketplace, more sellers join, which expands our merchandise offerings. Our broad merchandise selection, competitive pricing and virtual warehousing capabilities encourage buyers to join and transact in our marketplace. More buyer activity leads to more sellers, creating a virtuous cycle.

We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The following tables set forth our key financial and operating metrics for the periods indicated:

	Year ended December 31,
	2025	2024	2023
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$1,289,897	$1,161,042	$703,831
Gross profit	300,666	285,236	188,633
Operating income	144,976	130,622	110,078
Net income	137,372	125,808	94,108
Net income per ordinary share
—Basic	$3.60	$3.06	$2.31
—Diluted	$3.59	$3.05	$2.30

	Year ended December 31,
	2025	2024	2023
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$162,944	$156,942	$118,307
Adjusted EPS – diluted	$4.26	$3.81	$2.89
_____________________
(1)     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.
Below is a summary of our key financial and operating metrics for the periods indicated:

	Year ended December 31,
Key Operating Metrics:	2025	2024	2023
GigaCloud Marketplace GMV (in $ thousands)	$1,576,786	$1,341,385	$794,433
Active 3P sellers	1,299	1,111	815
3P seller GigaCloud Marketplace GMV(in $ thousands)	$851,202	$693,888	$426,347
Active buyers	12,089	9,306	5,010
Spend per active buyer (in $)	$130,431	$144,142	$158,569
We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others, by facilitating transactions between sellers and buyers in our marketplace.
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
GigaCloud 3P
Through GigaCloud 3P, we derive service revenues through the various activities of sellers and buyers in our GigaCloud Marketplace, which result in revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others. When a seller and buyer enter into a transaction in GigaCloud Marketplace, we generate revenues from platform commission by earning a percentage commission based on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge packaging fees in connection with merchandise that we pack and ship. We also charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products.
From time to time in 2025, 2024 and 2023, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to products sold in our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
GigaCloud 1P
Through GigaCloud 1P, we further enhance our marketplace experience by selling our own inventory. Our 1P business creates additional products for buyers, gives us insights into sellers’ needs, provides us with proprietary data and increases the velocity of sales in our marketplace. We generate revenues from the sales of products through selling our own inventory in our marketplace.
Off-platform Ecommerce
In addition to facilitating transactions in our GigaCloud Marketplace, we also procure highly rated products directly from manufacturers and sell them directly to and through third-party ecommerce websites such as Wayfair, Walmart, Home Depot, Amazon, Target and Overstock, or to individual customers through third-party ecommerce websites such as Amazon, OTTO, Target, Real and Rakuten. Off-platform ecommerce sales deepen our relationships with suppliers and provide us with proprietary data. Through off-platform ecommerce, we generate revenues from product sales to both end customers and third-party ecommerce websites.

Segment
For the purpose of internal reporting and management’s operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.
Sellers and Buyers
In 2025, 2024 and 2023, GigaCloud Marketplace had 1,299, 1,111 and 815 active 3P sellers, respectively, and 12,089, 9,306 and 5,010 active buyers, respectively. Sellers in our marketplace are typically manufacturers based in Asia who utilize our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics or fulfillment centers overseas. The buyers in our marketplace are typically resellers operating in the U.S., Europe and Japan who procure large parcel merchandise to resell to other retailers or to end customers.
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
Our Value Proposition to Sellers
We lower the barriers to entry for sellers in our marketplace so that they are able to quickly gain access to the key global markets in which we operate, including the U.S., Europe, Japan and Canada. Sellers can directly connect with resellers in our marketplace and leverage our supply chain capabilities to establish overseas sales channels without having to invest in their own logistics infrastructure. We manage the entire logistics process from the moment the product leaves the factory floor, and simplify the process by offering a flat rate program for shipping and handling. Leveraging our algorithm, we determine when and where to ship a product, reduce the amount of time a product is handled and select the most effective delivery mechanism for the product. Sellers are able to leverage our warehouse space, which we charge on a per cubic foot per day basis, in order to increase warehouse utilization rates and reduce cost. Our platform provides multiple channels through which sellers can sell their products, enhancing their inventory turnover rate and increasing their profitability. Many of the sellers operating in our GigaCloud Marketplace were originally suppliers of our inventory that later joined the GigaCloud Marketplace as 3P sellers.

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
In April 2024, we launched a new service, “Branding-as-a-Service” or “BaaS”, which selects and allows sellers in the our GigaCloud Marketplace to sell products under Christopher Knight Home, a leading American furniture brand. Sellers, who are typically furniture suppliers or manufacturers, are able to sell and distribute the approved product SKUs under the brand for a designated fee.
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
We also provide buyers the option to pre-sell products through their own channels before placing an order in the GigaCloud Marketplace. This significantly reduces buyers’ working capital needs and allows them to scale more efficiently.
Logistics Network and Value-added Services
Warehousing Network
We have set up our local infrastructure in the U.S. strategically such that we are close to ports and customers, shortening delivery time to the end customers. As of December 31, 2025, we had four key operating centers in California, Georgia, New Jersey and Texas, covering 24 fulfillment centers and seven ports of destination in the U.S., totaling approximately 9.5 million square feet. Outside the U.S., we have one fulfillment center and one port of destination in the U.K., six fulfillment centers and four ports of destination in Germany, three fulfillment centers and one port of destination in Japan, and one fulfillment center and two ports of destination in Canada, all together totaling over 1.8 million square feet.
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
Transportation Network
We engage our extensive shipping network consisting of major ocean transportation providers covering 15 ports of destination globally with over 35,000 annual containers, and a trucking network in partnership with major trucking and freight service providers. We also utilize shipping and delivery services from major carriers such as Fedex, UPS and other service providers to supplement our transportation network and shipping requirements.
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
Sourcing Network
We have 187 employees in mainland China, Vietnam and Malaysia who source products from manufacturers throughout Asia. This helps accelerate the supply in our GigaCloud Marketplace and attract buyers that lack the network and sourcing capabilities that we have to our marketplace. In addition, we buy inventory from these suppliers for our off-platform ecommerce. In 2025, we sourced merchandise from more than 500 suppliers for our GigaCloud 1P and off-platform ecommerce.

The chart below summarizes our sourcing network described above as of December 31, 2025:
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
Payment
We provide our customers with a number of payment options including online payments with credit cards and debit cards issued by major banks, and payment through major third-party online payment platforms, such as Payoneer, WorldFirst, PingPong and others.
Warranties and Refunds
For 1P products procured and sold in the GigaCloud Marketplace, we generally provide 90-day to 2-years warranties.

For defective products sold in our GigaCloud Marketplace, our product managers determine refunds based on evidence provided by the buyers, such as pictures, screenshots and emails. We initially provide eligible refunds to the buyer, then recover the amount refunded from the suppliers under our purchase agreements. Except for refunds, we do not offer exchange or return policies due to the nature of the large parcel merchandise sold in our marketplace.
Precision Software Platform and Technology Infrastructure
We have an in-house team of over 320 IT personnel. We also have personnel who worked to build our own GigaCloud Marketplace and AI algorithms from scratch, which gives us full control over our source code. We have developed our platform to be scalable as our business expands and interoperable with external systems through an open API.
We also gather talents from various departments to perform our research and development functions, including engineering, programming, data analytics, and product development personnel responsible for the design, development, and testing of our GigaCloud Marketplace. As of December 31, 2025, we had approximately 324 employees who contributed to our research and development functions.
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
Network Infrastructure
We designed our data and network infrastructure for scalability and reliability to support the rapid user base growth in our marketplace. As of December 31, 2025, we had more than 280 servers hosted in five Internet data centers in the U.S., mainland China, Hong Kong, Japan and Europe, which contribute significantly to the scale and reliability of our services. Due to the use of cloud computing technology, the amount of bandwidth we lease is flexibly expandable to handle a surge in the number of concurrent users in the GigaCloud Marketplace at peak times.
Sales and Marketing
We are committed to building a leading global trade service provider, powering our B2B GigaCloud platform in providing online and offline integrated cross-border transaction and delivery services for furniture and large merchandise. We employ a variety of methods to promote our services and attract potential customers, merchants and other platform participants. After the acquisition of Wonder, we offer digital catalog services for suppliers and sellers to display their full range of products in the traditional brick-and-mortar stores to enhance the sales services. As of December 31, 2025, we also had a sales team consisting of 245 sales representatives in locations around the world who source products for our product sales as well as brought in resellers and manufacturers to our GigaCloud Marketplace.
Customer Service and Support
Our customer service team consisted of 99 customer service representatives based in China and the U.S. as of December 31, 2025. Our representatives are available seven days a week by phone, email and live chat. By helping customers navigate our sites, answering their questions and completing their orders, this team helps us build trust with customers, build our brand awareness, enhance our reputation and drive sales.
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
We strictly enforce our anti-fraud and prevention of misuse measures. For example, we require our customers to provide identification documents such as business licenses to authenticate their identity and require them to enter a passcode for the electronics to prevent fraud. We also do not show the prices of products sold in our marketplace without users registering and logging onto the system to ensure that only registered sellers and buyers transact in a fair and secure marketplace.

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
We pursue the registration of our trademarks, including “GIGACLOUD TECHNOLOGY” and certain variations thereon, copyrights and domain names in the U.S., China and certain foreign jurisdictions. We also acquired valuable intangible assets from the acquisitions of Noble House, Wonder and New Classic. We rely on the protection of laws regarding unregistered copyrights for our software and certain other content we create. We will continue to evaluate the merits of applying for copyright registrations in the future. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.”
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
On November 16, 2022, the Digital Services Act, or the DSA, came into force in the EU. The majority of the substantive provisions of the DSA have taken effect on February 17, 2024. The DSA governs, among other things, the potential liability for illegal services or content on the platform, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). In particular, the obligations to diligence the services offered on the platform could require significant additional resource. Pursuant to applicable regulations, including the GDPR, we maintain policies concerning the collection, processing, use and retention of information, including personal data. In the U.S., we are subject to federal and state laws and regulations regarding privacy and information security. For example, the California Consumer Privacy Act came into effect on January 1, 2020 and was amended on November 3, 2020 by the California Privacy Rights Act (together, the “CCPA”), which affords consumers expanded privacy protections and provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA amendments also created a new state agency to oversee implementation and enforcement efforts. Since the enactment of the CCPA, privacy and data security laws have been enacted or proposed in several additional states in the U.S. and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. In the PRC, the PRC government has started to tighten the regulation of the storage, sharing, use, disclosure, cross-border transfer and protection of personal information and important data. The Cybersecurity Law became effective in June 2017, which was amended in January 2026, requires network operators to follow the principles of legitimacy in collecting and using personal information. The Data Security Law became effective in September 2021, which provides a national data security review system, under which data processing activities that affect or may affect national security shall be reviewed. Furthermore, the Personal Information Protection Law became effective in November 2021, which provides a comprehensive set of rules for personal information processing and protection. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and AI in the U.S. and other jurisdictions, and we cannot determine the impact that such future laws, regulations and standards may have on our business. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are subject to stringent and changing laws, regulations and standards as well as contractual obligations related to data privacy, security and AI. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business or prospects.”
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
Human Capital
As of December 31, 2025, we had 1,644 full-time equivalent employees globally located in the United States, China, Japan, Germany, the United Kingdom, Vietnam, Malaysia and Canada. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purpose of our share incentive plan is to promote our success and shareholder value by attracting, motivating and retaining selected employees and other eligible participants through the awards.
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
We generate a significant portion of our revenues by offering global end-to-end B2B ecommerce solutions for large parcel merchandise via our GigaCloud Marketplace and by selling our own inventory through the GigaCloud Marketplace, to and through off-platform ecommerce websites such as Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S., Rakuten in Japan and OTTO in Germany. Our business and growth are therefore highly dependent on the viability and prospects of the ecommerce industry, particularly for the large parcel merchandise market.
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
•the impact of any pandemics or epidemics to our business operations and the economy in the U.S. and elsewhere generally;
•the development of fulfillment, payment and other ancillary services associated with ecommerce; and
•changes in laws and regulations, as well as government policies, that govern the ecommerce industry in the U.S.
The ecommerce industry is highly sensitive to changes in macroeconomic conditions, and ecommerce spending tends to decline during recessionary periods. Many factors beyond our control, including inflation and deflation, fluctuations in currency exchange rates, volatility of stock and property markets, interest rates, tax rates and other government policies and changes in unemployment rates can adversely affect consumer confidence and spending behavior on ecommerce platforms, which could in turn materially and adversely affect our growth and profitability. In addition, unfavorable changes in politics, including military conflicts, tariffs, trade wars, political turmoil and social instability, may also adversely affect consumer confidence and spending, which could in turn negatively impact our growth and profitability.
Our historical growth rates and performance may not be sustainable or indicative of our future growth and financial results. We cannot guarantee that we will be able to maintain the growth rate we have experienced to date.
We have grown rapidly over the last few years. Our revenues increased to $1,289.9 million in 2025 from $1,161.0 million in 2024 and $703.8 million in 2023. GigaCloud Marketplace GMV increased to $1,576.8 million in 2025 from $1,341.4 million in 2024 and $794.4 million in 2023. However, our historical performance may not be indicative of our future growth or financial results. We cannot assure you that we will be able to grow at the same rate as we did in the past, or avoid any decline in the future. Our growth may slow or become negative, and revenues may decline for a number of possible reasons, some of which are beyond our control, including decreasing consumer spending, increasing competition, declining growth of our overall market or industry, the emergence of alternative business models and changes in rules, regulations, government policies or general economic conditions. In addition, our B2B ecommerce platform, GigaCloud Marketplace, from which we have generated 62.2%, 64.7% and 70.9% of our total revenues in 2025, 2024 and 2023, respectively, is a relatively new initiative and may not grow as quickly as we have anticipated. Our growth rate may also be slower than the previous years due to inflationary pressure and changes in the global economic conditions. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in rapidly evolving markets may be exposed. If our growth rate declines, our business, financial condition and results of operations may be materially and adversely affected.

We may not realize the expected benefits of our acquisitions due to potential risk and uncertainties.
We anticipate continuing to evaluate a wide array of potential strategic transactions, including business combinations, acquisitions, strategic investments, commercial and strategic partnerships as part of our overall business strategy. For example, on January 1, 2026, we completed the acquisition of New Classic. In October 2023, we completed the acquisition of Noble House, and in November 2023, we also acquired all outstanding equity interest of Wonder. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. Failure to successfully integrate our acquisitions in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining acquired operations include, among other things:
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
•costs to defend claims against the targets that we do not owe, but could be required to pay in order to defend and preserve our rights;
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
We operate fulfillment centers in five countries in the U.S., Germany, Japan, the U.K. and Canada, with the U.S. being our largest market. Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages. It is costly to establish, develop and maintain international operations, and promote our brand internationally. Our international operations may not become profitable on a sustained basis.
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
•uncertainties in the legal system in different jurisdictions;
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
•impact of any pandemics or epidemics on our business operations and the global economy;
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
We may incur additional tax expense or become subject to additional tax exposure, which may adversely affect our business, financial condition and results of operations.
We are subject to the tax laws and regulations of the U.S. and numerous other foreign jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the applicable tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be materially and adversely affected.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. Other new or revised taxes, such as digital taxes, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain and expand our relationships with third-party platforms and sellers and buyers in our marketplace, our revenues and results of operations will be harmed.
Our business operations have relied on certain third-party ecommerce platforms, such as Amazon, Walmart, Home Depot, Overstock and Wayfair in the U.S., Rakuten in Japan and OTTO in Germany, and we still expect to be significantly influenced by these third-party ecommerce platforms in the foreseeable future.
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
Furthermore, approximately 76.4%, 76.6% and 79.5% of our GMV was generated from our GigaCloud Marketplace in 2025, 2024 and 2023, respectively. As a result, our ability to maintain relationships with and attract new third-party merchants, who are sellers and buyers trading on large parcel merchandise, to our marketplace is critical to our business operations and growth prospects. However, we may not be able to maintain our relationships with third-party ecommerce platforms or sellers and buyers due to a number of factors, some of which are beyond our control. For example, if the transaction volume or active users in our marketplace drop significantly, our third-party merchants may experience sales declines or shortage in products. As a result, they may not be able to generate profits or procure products as they expected, and thus choose not to renew their agreements with us. In addition, we may also be unable to continuously offer attractive terms or economic benefits to our sellers and buyers. As a result, our sellers and buyers may not be effectively motivated to sell or order more products or maintain relationships with us.

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
We source products from third-party suppliers and manufacturers which we sell as our own inventory through GigaCloud Marketplace and also through off-platform ecommerce. We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, inflation, and other factors relating to our suppliers are beyond our control. As an example, in the past, the COVID-19 pandemic had adversely impacted supplier facilities and operations due to extended holidays, factory closures and risks of labor shortages, among other things, and the occurrence of similar pandemics may materially and adversely affect our business, financial condition and results of operations.
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
We are focused on facilitating B2B ecommerce transactions for large parcel merchandise. Our cross-border logistics services may be affected by trade restrictions implemented by countries or territories in which our customers are located or in which our customers’ products are manufactured or sold. For example, we are subject to risks relating to changes in trade policies, tariff regulations, embargoes or other trade restrictions adverse to our customers’ business. Actions by governments that result in restrictions on movement of parcels or otherwise could also impede our ability to carry out our cross-border ecommerce solutions and logistics services. In particular, recent U.S. tariffs imposed or threatened to be imposed on China, Vietnam and other countries and any retaliatory actions taken by such countries could result in us or our sellers and buyers incurring substantial additional costs to procure a large portion of the merchandise offered on our B2B ecommerce platform. Historically, tariffs have led to increased trade and political tensions between the U.S. and China, as well as between the U.S. and other countries. Political tensions as a result of trade policies could reduce trade volume, cross-border investment, technological exchange, and other economic activities between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial and stock markets. If we are unable to connect our global customers to each other in our marketplace or provide solutions to transporting parcels to and from countries with trade restrictions in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.
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
Our inventories was $188.3 million, $172.5 million and $78.3 million as of December 31, 2025, 2024 and 2023, respectively. Shipping costs to procure our inventories, including ocean freight costs, are included in the balance of inventories and an increase in shipping costs may cause us to adjust our product prices upward, which may have affected consumer demand and further lengthened the inventory turnover days.
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
As of December 31, 2025, we had 35 large scale fulfillment centers spreading across the U.S., Japan, the U.K., Germany and Canada. Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully from time to time result in excess or insufficient fulfillment capacity, increased costs and impairment charges, any of which could materially harm our business. As we continue to add fulfillment centers and fulfillment capability, our fulfillment and logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
Our business success depends to some extent on our ability to expand our service offerings by launching new products and services and by expanding our existing offerings into new geographies. For example, we expanded into Germany for our third-party logistics services in 2018, and we launched GigaCloud Marketplace, our B2B marketplace, in 2019. As of the date of this report, we have completed three acquisitions as part of a strategic initiative for attracting more sellers and buyers on our GigaCloud Marketplace and expanding our solutions offerings. Launching new products and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our service offerings internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, purchase or lease warehouse, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenues from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new services or to expand our existing offerings could have a material adverse effect on our business, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes third-party logistics service providers, furniture stores, big box retailers, and online ecommerce platforms and marketplaces in the U.S., Europe and Japan. We compete with third-party logistics service providers based on a number of factors, including warehouse and infrastructure capacity, network stability, business model, operational capabilities, cost control and service quality. We also compete with other retailers and ecommerce platforms that offer large parcel merchandise for the variety and availability of products, number of users in the marketplace, flexibility in delivery options and freight rates.
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
We may be subject to product liability claims and related governmental investigations if people or property are harmed by the products we sell or sold through our platform.
Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or governmental investigations and regulatory actions relating to safety, personal injury, death or environmental or property damage. If any of our products prove to be defective or otherwise in violation of applicable law, we may be required to recall such products and be subject to legal action. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain product liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any product liability claims asserted against us could, among other things, harm our reputation, damage our platform and brand, cause us to incur significant costs, and have a material adverse effect on our business, financial condition and results of operations.

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
We rely on a combination of trademark, copyright and trade secret protection laws in the U.S., the European Union, the PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we rigorously control access to our technology and information. However, we cannot guarantee that we have entered into confidentiality agreements with each party that may have or have had access to our trade secrets or proprietary information. Such agreements may be breached by counterparties, who may disclose our proprietary information, including our trade secrets, or claim ownership in intellectual property that we believe is owned by us, and there may not be adequate remedies available to us for any such breach. In addition, we do not enter into intellectual property assignment agreements in the ordinary course, and we rely on the intellectual property rights we obtain from our employees by operation of law. The intellectual property rights we obtain by operation of law may not extend to all intellectual property rights developed by our employees and contractors, and individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property rights. We therefore may not possess ownership rights in all intellectual property rights that we regard as our own or that are necessary for the conduct of our business.

Intellectual property protection may not be sufficient in the regions in which we operate. Our trademarks or other intellectual property rights may be challenged by others through administrative process or litigation, and our pending trademark applications may not be allowed. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly, and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation and some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. Furthermore, there are uncertainties regarding the maintenance and enforcement of intellectual property rights in the PRC. Statutory laws and regulations in the PRC are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or the intellectual properties licensed from third parties, or to enforce our contractual rights in the PRC and other jurisdictions in which we operate.
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
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered “GIGACLOUD TECHNOLOGY” in the U.S. We also acquired valuable intangible assets from the acquisitions of New Classic, Noble House and Wonder. If we apply to register these trademarks in other countries and/or other trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all; further, our registered trademarks may not be maintained or enforced. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products and technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulties in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. In addition, over the long term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially and adversely impacted.

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
We adopted the 2008 share incentive plan in 2008, together with the amendments thereto, the “2008 Plan,” for the purpose of granting share-based compensation awards to employees, directors and consultants to incentivize their performance and align their interests with ours. As of December 31, 2025, all awards granted under the 2008 Plan were exercised and settled. The 2008 Plan was terminated upon the tenth anniversary of its effective date and no grants of awards under the 2008 Plan were made after the termination. The current outstanding awards are those granted under the 2017 Plan described below.
In March 2017, our shareholders and board of directors approved and adopted the 2017 share incentive plan, together with the amendments thereto, the “2017 Plan.” As of December 31, 2025, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2017 Plan was 7,996,565 ordinary shares, subject to any annual increase on the first day of each fiscal year beginning January 1, 2023 and ending on and including January 1, 2027 according to a formula set forth in the 2017 Plan. We are authorized to grant options, share appreciation rights, dividend equivalent rights, restricted shares, restricted share units or other rights or benefits under the 2017 Plan.
We account for compensation costs for all share options using a fair value-based method and recognize expenses in our consolidated statements of comprehensive income in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As of December 31, 2025, awards to purchase an aggregate of 5,645,836 ordinary shares under the 2017 Plan were granted, excluding awards that were forfeited, repurchased, cancelled, lapsed, settled or otherwise expired after the relevant grant dates. As a result of these grants, we incurred share-based compensation of $5.0 million, $16.8 million and $2.5 million in 2025, 2024 and 2023, respectively. We will incur additional share-based compensation expenses in the future as we continue to grant share-based incentives. We believe the granting of share-based compensation is of significant importance to our ability to attract and retain key personnel and employees, and we will continue to grant share-based compensation to employees in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.
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

In the PRC, the PRC regulatory and enforcement regime with regard to cybersecurity, data security and personal information protection is constantly evolving and can be subject to change. In November 2016, the Standing Committee of the National People’s Congress of the PRC, or the Standing Committee of the NPC, promulgated the PRC Cybersecurity Law, which took effect on June 1, 2017, and was further amended and enacted on January 1, 2026. The PRC Cybersecurity Law provides that network operators shall take technical and other necessary measures to safeguard the operation of networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data. In June 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law provides that the government will establish a national security review procedure for data-related activities that affect or may affect national security. In August 2021, the Standing Committee of the NPC promulgated the PRC Personal Information Protection Law, which integrates the scattered rules with respect to personal information protection and took effect on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information within mainland China as well as certain personal information processing activities outside of mainland China, including those for the provision of products and services to natural persons within mainland China or for the analysis and assessment of acts of natural persons within mainland China. As the PRC Personal Information Protection Law may be subject to further interpretation and application by competent regulators, we cannot assure you that we will be deemed to fully comply with the PRC Personal Information Protection Law in all respects, and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing personal information.
On December 28, 2021, the Cyberspace Administration of China, or the CAC, together with other authorities, jointly revised and promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, critical information infrastructure operators that procure internet products and services and network platform operators engaging in data processing activities should be subject to cybersecurity review if their activities affect or may affect national security. The Measures for Cybersecurity Review also expand the cybersecurity review to network platform operators possessing personal information of more than one million users if such operators seek to list on a foreign stock exchange. In addition, relevant PRC regulatory authorities may initiate cybersecurity review if they determine that an operator’s network products or services or data processing activities affect or may affect national security.
As of the date of this annual report, we have not been identified as a critical information infrastructure operators or involved in any formal investigations on cybersecurity or data security initiated by related governmental regulatory authorities, and we have not received any inquiry, notice, warning or sanction in such respect. However, as the interpretation and enforcement of Measures for Cybersecurity Review are still evolving, we cannot assure you whether we would be subject to a cybersecurity review requirement, and if so, that we would be able to pass such review. If the authorized PRC regulatory body subsequently determines that we are required to go through such cybersecurity review or if any other PRC government authorities promulgate any interpretation or implementation rules that would require us to go through a cybersecurity review, we may fail to complete such cybersecurity review procedures in a timely manner, or at all. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may affect future offerings, or result in fines or other penalties, including suspension of business and website closure as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

Furthermore, in the EU and the U.K., the collection and use of personal data are governed by the provisions of the GDPR in addition to other applicable laws and regulations. The GDPR imposes strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR regulates cross-border transfers of personal data out of the EEA and the U.K., including the U.S. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised standard contractual clauses for existing arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million/GBP 17.5 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. In Hong Kong, the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong), or the PDPO, applies to data users, such as our business, that control the collection, holding, processing or use of personal data in Hong Kong. We are subject to the general requirements under the PDPO, including the need to obtain the prescribed consent of the data subject and to take all practicable steps to protect the personal data held by data users against unauthorized or accidental access, loss or use. Breaches of the PDPO may lead to a variety of civil and criminal sanctions, including fines and imprisonment. In addition, data subjects have a right to bring proceedings in court to seek compensation for damage. We cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.
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
Furthermore, the regulatory framework around the development and use of emerging AI technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations related to AI, machine learning, large language models (LLMs), and additional emerging data technologies. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies have entered into force in the United States and EU. For example, in the United States, AI technologies have been the subject of executive orders under both the Biden and Trump administrations, and legislation has also been introduced or passed at the state level. Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, California has enacted and proposed several laws that would further regulate the use of AI technologies and provide consumers with additional protections. In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover.

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
We launched our GigaCloud Marketplace under GigaCloud Technology (HongKong) Limited (formerly known as Giga Cloud Logistics (Hong Kong) Limited), our Hong Kong Subsidiary, in 2019. Our operating subsidiaries in mainland China, or our PRC Subsidiaries, perform cost functions and internal operational functions, but our PRC Subsidiaries do not generate revenue in mainland China, except for the revenue generated from inter-group related party transactions. Accordingly, the laws and regulations of the PRC have an impact on the operational and procurement aspects of our business. Pursuant to the Basic Law of the Hong Kong Special Administrative Region, or the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which shall be confined to laws relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong). Whilst the National People’s Congress of the PRC, or the NPC, has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law, including the PRC Data Security Law and the Measures for Cybersecurity Review, do not apply to our businesses in Hong Kong, other than those provisions of the PRC laws which apply to activities conducted outside of mainland China.
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
We believe that litigation and negative publicity surrounding companies with operations in the PRC that are listed in the U.S. have negatively impacted stock prices for such companies. Various equity-based research organizations have published reports on companies with operations in the PRC after examining, among other things, their corporate governance practices, related party transactions, sales practices and financial statements that have led to special investigations and stock suspensions on national exchanges. Due to our operating subsidiaries in the PRC, any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our Class A ordinary shares, and increased director and officer insurance premiums, and could have a material adverse effect upon our business, results of operations and financial condition.
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

Risks Related to Our Class A Ordinary Shares
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
•the impact of any pandemics or epidemics;
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
As of December 31, 2025, our executive officers, directors and greater than 5% shareholders, in the aggregate, beneficially owned approximately 30.2% of our total issued and outstanding ordinary shares, or 74.8% of the total voting power. As a result, such persons or their appointees to our board of directors, acting together, would have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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

As of December 31, 2025, we had 36,914,419 issued and outstanding ordinary shares, comprised of 29,637,687 Class A ordinary shares (which had excluded an aggregate of 136,587 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans, and 237,269 Class A ordinary shares repurchased under our share repurchased program but not yet cancelled) and 7,276,732 Class B ordinary shares. 3,381,000 Class A ordinary shares of these issued and outstanding shares were issued at our initial public offering and are freely tradable, without restriction, in the public market. Additional shares, including the shares held by directors, executive officers and other affiliates which will be subject to volume limitations under Rule 144 under the Securities Act, are eligible for sale in the public market. In addition, additional ordinary shares that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A ordinary shares could decline.
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
Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries, including the Japanese Yen and the Euro. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A ordinary shares could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2025, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year. If we were a PFIC for any taxable year during which a United States Holder (as defined in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations”) held ordinary shares, the United States Holder generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and additional reporting requirements. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Taxation—Material U.S. Federal Income Tax Considerations—Passive Foreign Investment Company.”

If a United States person is treated as owning at least 10% of our ordinary shares, such holder could be subject to adverse U.S. federal income tax consequences.
If a United States Holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares, such United States Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group, if any. We believe we were a controlled foreign corporation in 2025 and may continue to be a controlled foreign corporation in the future. A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “net CFC tested income” (or, for taxable years beginning before January 1, 2026, “global intangible low-taxed income”) and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist our investors in determining whether our company or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any such investor is treated as a United States shareholder with respect to any such controlled foreign corporation. Further, we cannot provide any assurances that we will furnish to any United States Holder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. United States Holders should consult their tax advisors regarding the potential application of these rules to their investment in our Class A ordinary shares.
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
Mr. Larry Lei Wu, our chairman of board of directors and chief executive officer, beneficially owns all of our Class B ordinary shares. As of December 31, 2025, these Class B ordinary shares constituted approximately 19.7% of our total issued and outstanding share capital and 71.1% of the aggregate voting power of our total issued and outstanding share capital due to the disparate voting powers associated with our dual-class share structure. As a result of the dual-class share structure and the concentration of ownership, holders of Class B ordinary shares have considerable influence over matters such as decisions regarding mergers and consolidations, election of directors and other significant corporate actions. Such holders may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of our Class A ordinary shares. In addition, Mr. Larry Lei Wu, together with certain of his affiliates, have undertaken to our company, among other things, that, for a period of five years after the closing of our initial public offering, without the prior written consent of our board of directors and at least a majority of the independent directors, he and his affiliates will not agree to, approve, support, vote (in favor of or against), or otherwise cause our company to agree to, enter into or consummate, a privatization transaction, as defined in the Founder Undertaking Agreement entered into among our founder, GigaCloud Technology Inc and other parties thereto dated July 6, 2022 , unless the consideration per Class A ordinary share payable to shareholders of the Class A ordinary shares in connection with such privatization transaction is at least equal to the price per Class A ordinary share initially offered to the public in our initial public offering (subject to appropriate adjustment in the event of any share dividend, share subdivision, consolidation or other similar recapitalization with respect to the Class A ordinary shares). This concentrated control will limit investors’ ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover or other change of control transactions that holders of Class A ordinary shares may view as beneficial.

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
Item 2.        Properties
Our principal executive office and global headquarters is located in El Monte, California, United States, where we currently occupy approximately 572,240 square feet of office and warehouse space pursuant to a renewable lease with a remaining five years lease term.
We have corporate offices and fulfillment centers globally. Our corporate office is located in Suzhou, China, where we currently occupy approximately 122,272 square feet of office space pursuant to a lease with a remaining lease term of approximately three years, which can be renewed prior to termination. As of December 31, 2025, we also leased 35 fulfillment centers in the U.S., Germany, Japan, the U.K. and Canada, totaling over 11 million square feet.
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
Holders
As of February 24, 2026, there were 12 holders of record of shares of our Class A ordinary shares and one holder of record of shares of our Class B ordinary shares. The actual number of shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, whose shares are held in street name by brokers and other nominees. These number of holders of record also do not include shareholders whose shares may be held in trust by other entities.
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

GigaCloud Technology Inc is a holding company incorporated in the Cayman Islands. We rely principally on dividends distributed by our operating subsidiaries for our cash requirements, including distribution of dividends to our shareholders. Dividends distributed by our subsidiaries in certain of our markets in certain jurisdictions, such as in China, the U.K. and Japan, are subject to local taxes. If our subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us.
In addition, our subsidiaries in certain of our markets may be restricted in their ability to pay dividends or distributions, or make other transfers to us as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under indebtedness that we or they have incurred or may incur. For example, PRC regulations may restrict the ability of our PRC Subsidiaries to pay dividends to us, if any, and only allow a PRC company to pay dividends out of its accumulated distributable after-tax profits as determined in accordance with its articles of association and the PRC accounting standards and regulations. Our subsidiaries in the U.K. are only able to make distributions out of profits available for distribution, which are their accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less their accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Our Japanese subsidiaries are permitted to distribute dividends only to the extent of the “distributable amount” stipulated in the Companies Act of Japan, or Japan Companies Act. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Holding Company Structure.”
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
Our Class A ordinary shares have been listed on the Nasdaq Global Market since August 18, 2022. The following graph compares the cumulative total shareholder return of our Class A ordinary shares with the cumulative total return of the NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index for the period beginning at the “measurement point” established by the market close on August 18, 2022 through and including December 31, 2025, the end of our last completed fiscal year. The performance graph below assumes an investment of $100 at market close on August 18, 2022 in each of our Class A ordinary shares, NASDAQ Composite Index (U.S.) and the Dow Jones Internet Commerce Index.
Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of any dividends, although no dividends have been declared to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of 28 Months Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2025

300
200
100
0
8/18/22
12/31/25
GCT
NASDAQ Composite
Dow Jones Internet Commerce

	8/18/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
GigaCloud Technology Inc	100	64.4	36.3	40.2	43.1	56.2	116.6	170.3	193.9	146.5	118.0	90.5	126.1	181.0	250.4
Nasdaq Composite Index	100	81.6	80.7	94.3	106.3	102.0	115.8	126.3	136.8	140.3	148.9	133.4	157.1	174.8	179.3
Dow Jones Internet Commerce Index	100	84.8	82.1	101.4	113.9	109.5	128.1	148.1	151.5	158.6	177.2	164.9	205.8	213.5	199.2
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
The discussion below is based upon the provisions of the Code and regulations, rulings and judicial decisions thereunder as of the date hereof, and such authorities may be changed, perhaps retroactively, so as to result in United States federal income tax considerations different from those discussed below.
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
In the event that we are deemed to be a PRC resident enterprise under the PRC tax law, you may be subject to PRC withholding taxes on dividends paid to you with respect to our Class A ordinary shares. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Dividends paid to our foreign investors and gains on the sale of our Class A ordinary shares by our foreign investors may become subject to PRC tax.” In that case, subject to certain conditions and limitations (including a minimum holding period requirement), PRC withholding taxes on dividends may be treated as foreign taxes eligible for credit against your United States federal income tax liability. However, applicable Treasury regulations further restrict the availability of any such foreign tax credit based on the nature of the tax imposed by a non-US jurisdiction, although the IRS has provided temporary relief from the application of certain aspects of these regulations until new guidance or regulations are issued. For purposes of calculating the foreign tax credit, dividends paid on our Class A ordinary shares will be treated as foreign-source income and will generally constitute passive category income. If you do not elect to claim a foreign tax credit for foreign tax withheld, you may instead claim a deduction for United States federal income tax purposes for the foreign tax withheld, but only for a year in which you elect to do so for all creditable foreign income taxes. The rules governing the foreign tax credit are complex. You are urged to consult your tax advisor regarding the availability of the foreign tax credit under your particular circumstances.
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
Based on the manner in which we currently operate our business, the current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill), we believe we were not a PFIC for our taxable year ended December 31, 2025, and we do not expect to be a PFIC for our current taxable year. However, our PFIC status for any taxable year is an annual determination that can be made only after the end of that year and will depend on the composition of our income and assets and the value of our assets from time to time (which may be determined, in large part, by reference to the market price of our Class A ordinary shares, which could be volatile), and we may be or become a PFIC if our market capitalization declines. Accordingly, there can be no assurance that we will not be a PFIC for our current or any future taxable year.
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
Information Reporting and Backup Withholding
In general, information reporting will apply to dividends in respect of our Class A ordinary shares and the proceeds from the sale, exchange or other disposition of our Class A ordinary shares that are paid to you (or on your behalf) within the United States (and in certain cases, outside the United States), unless you are an exempt recipient such as a corporation. A backup withholding tax may apply to such payments if you fail to provide a correct taxpayer identification number or certification of exempt status or fail to report in full any dividend or interest income.
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
The following table presents details of our share repurchase transactions during the fourth quarter of the fiscal year ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)(2)
October 1, 2025 to October 31, 2025	183,233	$27.29	183,233	$94,649
November 1, 2025 to November 30, 2025	79,568	$30.87	79,568	$92,189
December 1, 2025 to December 31, 2025	65,565	$39.08	65,565	$89,625
Total	328,366		328,366
_____________________
(1)Excluding broker commissions paid.
(2)Including broker commissions paid.
Item 6.         [Reserved]
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this annual report on Form 10-K.
In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this annual report. The risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.
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

Overview
We are a pioneer of global end-to-end B2B ecommerce solutions for large parcel merchandise. We generate revenues primarily through three revenue streams:
•GigaCloud 3P: generates service revenues, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others, by facilitating transactions between sellers and buyers in our GigaCloud Marketplace.
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
The following tables set forth our key financial and operating metrics for the periods indicated:

	Year ended December 31,
	2025	2024	2023
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$1,289,897	$1,161,042	$703,831
Gross profit	300,666	285,236	188,633
Operating income	144,976	130,622	110,078
Net income	137,372	125,808	94,108
Net income per ordinary share
—Basic	$3.60	$3.06	$2.31
—Diluted	$3.59	$3.05	$2.30

	Year ended December 31,
	2025	2024	2023
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$162,944	$156,942	$118,307
Adjusted EPS – diluted	$4.26	$3.81	$2.89
_____________________
(1)     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.
Below is a summary of our key financial and operating metrics for the periods indicated:

	Year ended December 31,
Key Operating Metrics:	2025	2024	2023
GigaCloud Marketplace GMV (in $ thousands)	$1,576,786	$1,341,385	$794,433
Active 3P sellers	1,299	1,111	815
3P seller GigaCloud Marketplace GMV(in $ thousands)	$851,202	$693,888	$426,347
Active buyers	12,089	9,306	5,010
Spend per active buyer (in $)	$130,431	$144,142	$158,569

GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,576.8 million in 2025 from $1,341.4 million in 2024 and $794.4 million in 2023, representing a year-over-year growth of 17.5% and 68.8%, respectively, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continues to gain scale and market position. In 2025, furniture products accounted for more than 78% of GigaCloud Marketplace GMV, garden and outdoor furniture products accounted for approximately 14% of GigaCloud Marketplace GMV, and various other products including bath and faucets, luggage, pet products and others accounted for approximately 8% of GigaCloud Marketplace GMV. Our GigaCloud Marketplace GMV continued to grow since inception, as shown below:

GigaCloud Marketplace GMV by Year
($ in thousands)
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,299 in 2025 from 1,111 in 2024, which increased from 815 in 2023. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of 3P SKUs was over 40,000 as of December 31, 2025. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
The chart below displays the yearly GigaCloud Marketplace GMV of our 3P Sellers in our GigaCloud Marketplace from inception in 2019 to 2025. Each cohort represents the group of sellers who first sold products in our GigaCloud Marketplace in that particular year. Active 3P Sellers are the total number of sellers who had sold at least one item in our GigaCloud Marketplace in the last 12 months. The increasing trend of each cohort has demonstrated attractive and consistent growth in both number of sellers and GigaCloud Marketplace GMV, as shown below:

3P Seller GMV in GigaCloud Marketplace
($ in thousands, except for number of Active 3P Sellers)
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV was $851.2 million in 2025, $693.9 million in 2024 and $426.3 million in 2023, representing a year-over-year growth of 22.7% from 2024 and 62.8% from 2023, respectively. 3P Seller GigaCloud Marketplace GMV represented 54.0%, 51.7% and 53.7% of total GigaCloud Marketplace GMV in 2025, 2024 and 2023, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace was 12,089 active buyers in 2025, 9,306 in 2024 and 5,010 in 2023, representing a year-over-year growth of 29.9% and 85.7%, respectively. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings, and leveraging referrals from existing users.
The chart below displays the yearly GigaCloud Marketplace GMV of our buyers in our GigaCloud Marketplace from inception in 2019 to 2025. Each cohort represents the group of buyers who first purchased products in our GigaCloud Marketplace in that particular year. Active Buyers are the total number of buyers who had made at least one purchase in our GigaCloud Marketplace in the last 12 months. Our number of buyers and buyer GMV have grown consistently since inception, as shown below:

All Buyer GMV in GigaCloud Marketplace
($ in thousands, except for number of Active Buyers)
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace were $130,431 in 2025, $144,142 in 2024 and $158,569 in 2023, representing a year-over-year decrease of 9.5% in 2025 and a decrease of 9.1% in 2024, respectively. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow our spend per active buyer by expanding our product offerings, increasing buyers’ purchase frequency and raising the average price per purchase. The decrease in spend per active buyer in 2025 reflected the macroeconomic challenges faced by retailers.
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
Our number of active 3P sellers was 1,299 in 2025, compared to 1,111 in 2024, representing an increase of 16.9% from 2024. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive logistics network enabling hassle-free delivery of large parcel merchandise and our expansion into new markets.
Using our marketplace, sellers are able to quickly gain access to key global markets in which we operate, including the U.S., Germany, Japan, the U.K. and Canada. We provide a flat rate program for shipping and handling, and sellers are able to utilize our warehouse space. We also create sales analytics which provide valuable information as sellers determine which products to bring to market.
We attract new sellers predominantly through organic channels such as geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. In the past, we have completed acquisitions that supplemented our supply chain, fulfillment and logistics capabilities, which attracted more sellers and buyers into our GigaCloud Marketplace. We may consider additional acquisitions to further increase the number of sellers and buyers. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.

Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Europe and Japan who procure large parcel merchandise to resell to other retailers or to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of December 31, 2025, the number of SKUs from GigaCloud 1P was over 30,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 70,000 SKUs in total. Our buyers can browse products in our marketplace and list products on their preferred ecommerce websites such as Wayfair, Amazon, Home Depot, Walmart and Overstock, or their own store prior to procuring and storing the products in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.
In 2025, we had 12,089 active buyers in our marketplace with an average $130,431 spend per active buyer, representing a 29.9% increase in active buyers and a 9.5% decrease in spend per active buyer compared to the previous period, mirroring the macroeconomic challenges faced by retailers.
Recent and Future Acquisitions
In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive new markets.
In the past, we have completed strategic acquisitions to broaden our product offerings and supplement our supply chain, fulfillment and logistics capabilities. We may consider future acquisitions of assets, companies, technologies or businesses that are complementary to our business. The costs of identifying and consummating acquisitions may be significant. Acquisitions could result in the use of substantial amounts of cash, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
Following any new acquisition, our results of operations may be affected by the newly acquired businesses or operations, any liabilities incurred in connection with the acquisitions, and expenditures made to integrate the newly acquired businesses or operations. As a result of our acquisitions and the consolidation of our operating subsidiaries’ financial results into our consolidated financial results, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may also differ.
Overall Economic Trends
The overall economic environment and related changes in customer behavior have a significant impact on our business. Consumer spending, which is discretionary, ultimately impacts platform users’ spending on our products and services, and therefore positive economic conditions generally drive stronger business performance.
Recent global economic uncertainties, inflation, fluctuating interest rates, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing conflicts in Ukraine and in Israel and Gaza could impact the demand of products and freight rates. Furthermore, the recent enactment of heightened tariffs by the U.S. government, along with the unpredictability of tariff, shipping and freight rates, poses significant uncertainty to our business operations as many of our sellers, buyers and suppliers are impacted. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer credit, interest rates, tax rates and energy costs.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offerings to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019. The platform has since become a significant contributor to our overall revenues, accounting for 62.2%, 64.7% and 70.9% of our total revenues in 2025, 2024 and 2023, respectively. We continue to evaluate opportunities to launch additional services.

Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of December 31, 2025, our global logistics network included 35 fulfillment centers with an aggregate gross floor area of approximately 11.3 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 18,348 square feet in the U.S.. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supply our transportation network and shipping requirements.
Our ability to improve our operational efficiency depends on our ability to invest in our technology infrastructure and platform, including our virtual warehousing solution and AI technology. We also invest in our research and development personnel for the design, development, and testing of our platform, and incur software development costs for internal-use software and our Group's websites. We successfully improved our warehouse management solutions over the past years.
Seasonality
Our business is subject to seasonality. We expect the last quarter of the year to be the most active because of the November and December holiday sales period. Our GigaCloud Marketplace GMV is usually the largest in the fourth quarter of a year. It is uncertain whether this is an indicator of industry trends going forward.
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform ecommerce businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others are generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P are generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform ecommerce are generated from product sales of our inventory to and through third-party ecommerce websites.
The following table sets forth a breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Revenues
Service revenues
Platform commission	$19,650	1.5	$16,879	1.5	$11,187	1.6
Ocean transportation service	37,226	2.9	65,759	5.7	19,703	2.8
Drayage service	12,375	1.0	15,214	1.3	10,762	1.5
Warehousing service	58,346	4.5	46,189	4.0	24,423	3.5
Packaging service	34,394	2.7	29,951	2.6	17,296	2.5
Last-mile delivery service	244,952	19.0	195,646	16.9	142,734	20.3
Others	21,242	1.6	19,696	1.7	9,835	1.4
Subtotal	428,185	33.2	389,334	33.5	235,940	33.5
Product revenues
Off-platform ecommerce	486,834	37.7	409,639	35.3	204,622	29.1
GigaCloud 1P	374,247	29.0	361,450	31.1	263,174	37.4
Others	631	—	619	0.1	95	—
Subtotal	861,712	66.8	771,708	66.5	467,891	66.5
Total	$1,289,897	100.0	$1,161,042	100.0	$703,831	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023
Revenues by geographic region:	(In thousands)
Hong Kong	$19,650	$16,879	$11,187
Platform commission	19,650	16,879	11,187
United States	35,344	64,924	19,610
Germany	1,827	805	75
Others(1)	55	30	18
Ocean transportation service	37,226	65,759	19,703
United States	11,782	15,006	10,667
Germany	583	188	70
Others(1)	10	20	25
Drayage service	12,375	15,214	10,762
United States	55,970	45,103	23,601
Germany	1,751	710	294
Others(1)	625	376	528
Warehousing service	58,346	46,189	24,423
United States	33,796	26,570	16,070
Germany	455	2,984	879
Others(1)	143	397	347
Packaging service	34,394	29,951	17,296
United States	204,634	176,128	136,607
Germany	34,807	16,197	3,663
Others(1)	5,511	3,321	2,464
Last-mile delivery service	244,952	195,646	142,734
United States	19,502	18,265	9,196
Germany	399	231	39
Others(1)	1,341	1,200	600
Others	21,242	19,696	9,835
Service revenues	$428,185	$389,334	$235,940
United States	493,898	536,062	338,515
Germany	282,206	170,497	71,163
Japan	49,382	44,147	42,914
Others(1)	36,226	21,002	15,299
Product revenues	$861,712	$771,708	$467,891
Total revenues	$1,289,897	$1,161,042	$703,831
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region's revenues exceeded 10% of the Company’s total revenues for the years ended December 31, 2025, 2024 and 2023.

Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others. When a seller and buyer enter into a transaction in the GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers, and we charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight and size of the products. We also charge packaging fees in connection with merchandise that we pack and ship.
From time to time in 2025, 2024 and 2023, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
Product Revenues—GigaCloud 1P
We derive product revenues from the sale of our own inventory in our marketplace. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform Ecommerce
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites, or Product Sales to B, such as Wayfair, Amazon, Home Depot, Walmart and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Amazon, OTTO, Real and Target, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but are netted against revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth a breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Cost of revenues
Services	$384,538	29.8	$318,111	27.4	$191,830	27.3
Products	604,693	46.9	557,695	48.0	323,368	45.9
Total	$989,231	76.7	$875,806	75.4	$515,198	73.2
Cost of Services
Cost of services primarily consists of delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
Cost of Products
Cost of products primarily consists of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, rental expenses for fulfillment centers excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Shipping and handling costs primarily consist of those costs incurred during the delivery process, including the expenses attributable to shipment and handling activities, when we deliver a good to a customer.

Gross Profit and Margin
The table below sets forth our gross profit and gross profit margin for each of the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except for percentages)
Gross Profit	$300,666	$285,236	$188,633
Gross Margin (%)	23.3%	24.6%	26.8%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth a breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$98,203	7.6	$70,686	6.1	$41,386	5.9
General and administrative expenses	46,559	3.6	73,944	6.4	30,008	4.3
Research and development expenses	10,832	0.8	9,791	0.8	3,925	0.6
Losses on disposal of property and equipment	96	—	193	—	3,236	0.5
Total operating expenses	$155,690	12.1	$154,614	13.3	$78,555	11.2
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
The following table sets forth a breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$41,344	3.2	$29,986	2.6	$18,604	2.6
Platform service fees	44,908	3.5	30,683	2.6	17,503	2.5
Advertising expenses	7,402	0.6	6,668	0.6	3,908	0.6
Traveling	1,706	0.1	885	0.1	541	0.1
Others	2,843	0.2	2,464	0.2	830	0.1
Total selling and marketing expenses	$98,203	7.6	$70,686	6.1	$41,386	5.9
General and Administrative Expenses
Our general and administrative expenses primarily consist of staff cost which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance, donations, provision for bad debt and other general corporate expenses.

The following table sets forth a breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$18,260	1.4	$31,173	2.7	$14,126	2.0
Professional fees	9,377	0.7	10,455	0.9	7,495	1.1
Rental and depreciation	8,408	0.7	19,204	1.7	2,886	0.4
Office supplies and utility	2,164	0.2	3,664	0.3	2,102	0.3
Property Insurance	3,832	0.3	3,979	0.3	1,218	0.2
Donations	726	0.1	—	—	—	—
Provision for bad debts	235	—	833	0.1	492	0.1
Others	3,557	0.3	4,636	0.4	1,689	0.2
Total general and administrative expenses	$46,559	3.6	$73,944	6.4	$30,008	4.3
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
Interest Income
Our interest income primarily consists of interest income from bank deposits, wealth management products and short-term investments.
Foreign Currency Exchange Gains (Losses), Net
Our foreign exchange gains and losses represent the gains or losses due to appreciation or depreciation of the U.S. dollar against the Japanese Yen, the Euro, the Canadian dollar and the British Pound.
Others, Net
Our others, net primarily consists of credit card cash back and payments received from and paid for legal claims.
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

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
	(In thousands, except for percentages)
Revenues
Service revenues	$428,185	33.2	$389,334	33.5	$235,940	33.5
Product revenues	861,712	66.8	771,708	66.5	467,891	66.5
Total revenues	1,289,897	100.0	1,161,042	100.0	703,831	100.0
Cost of revenues
Services	384,538	29.8	318,111	27.4	191,830	27.3
Products	604,693	46.9	557,695	48.0	323,368	45.9
Total cost of revenues	989,231	76.7	875,806	75.4	515,198	73.2
Gross profit	300,666	23.3	285,236	24.6	188,633	26.8
Operating expenses
Selling and marketing expenses	98,203	7.6	70,686	6.1	41,386	5.9
General and administrative expenses	46,559	3.6	73,944	6.4	30,008	4.3
Research and development expenses	10,832	0.8	9,791	0.8	3,925	0.6
Losses on disposal of property and equipment	96	—	193	—	3,236	0.5
Total operating expenses	155,690	12.1	154,614	13.3	78,555	11.2
Operating income	144,976	11.2	130,622	11.3	110,078	15.6
Interest expense	(200)	—	(256)	—	(1,240)	(0.2)
Interest income	11,729	0.9	9,405	0.8	3,304	0.5
Foreign currency exchange gains (losses), net	175	—	(1,233)	(0.1)	2,086	0.3
Others, net	4,510	0.3	2,076	0.2	767	0.1
Income before income taxes	161,190	12.5	140,614	12.1	114,995	16.3
Income tax expense	(23,818)	(1.8)	(14,806)	(1.3)	(20,887)	(3.0)
Net income	$137,372	10.6	$125,808	10.8	$94,108	13.4
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform ecommerce sales, increased by 11.1% to $1,289.9 million in 2025 from $1,161.0 million in 2024. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 10.0% to $428.2 million in 2025 from $389.3 million in 2024. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 25.2% to $245.0 million in 2025 from $195.6 million in 2024 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 26.4% to $58.3 million in 2025 from $46.2 million in 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;

◦an increase in revenues from packaging service by 14.7% to $34.4 million in 2025 from $30.0 million in 2024 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 16.6% to $19.7 million in 2025 from $16.9 million in 2024 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from other services by 7.6% to $21.2 million in 2025 from $19.7 million in 2024 as revenues from other ancillary logistics and platform services increased; partially offset by
◦a decrease in revenues from ocean transportation services by 43.3% to $37.2 million in 2025 from $65.8 million in 2024 as the pricing of ocean transportation services decreased during the period; and
◦a decrease in revenues from drayage services by 18.4% to $12.4 million in 2025 from $15.2 million in 2024 as drayage prices decreased.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 3.5% to $374.2 million in 2025 from $361.5 million in 2024. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform Ecommerce. Our product revenues from off-platform ecommerce increased by 18.8% to $486.8 million in 2025 from $409.6 million in 2024. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform ecommerce.
Cost of Revenues
Our cost of revenues increased by 12.9% to $989.2 million in 2025 from $875.8 million in 2024.
•Our cost of services increased by 20.9% to $384.5 million in 2025 from $318.1 million in 2024, primarily due to:
◦an increase in delivery cost by 17.0% to $273.8 million in 2025 from $234.1 million in 2024 as last mile delivery costs and last mile volume increased during the period, partially offset by a decrease in ocean freight costs;
◦an increase in rental cost by 41.5% to $72.6 million in 2025 from $51.3 million in 2024, an increase in depreciation cost by 100.0% to $3.2 million in 2025 from $1.6 million in 2024 and an increase in utility cost by 109.1% to $2.3 million in 2025 from $1.1 million in 2024, due to an increase in the total square footage of our fulfillment centers and the utilization of more warehousing space and equipment for service revenue generating activities; and
◦an increase in staff cost by 5.4% to $25.2 million in 2025 from $23.9 million in 2024 as our business operations continued to increase.
•Our cost of products increased by 8.4% to $604.7 million in 2025 from $557.7 million in 2024, primarily due to:
◦an increase in procurement cost by 8.4% to $475.7 million in 2025 from $438.7 million in 2024 as sales volume and unit prices increased during the period;
◦an increase in delivery cost by 26.3% to $42.2 million in 2025 from $33.4 million in 2024 as our sales volume and the pricing of delivery increased;
◦an increase in staff cost by 9.9% to $24.4 million in 2025 from $22.2 million in 2024 as we increased the number of employees; and partially offset by
◦a decrease in depreciation cost by 37.2% to 2.7 million in 2025 from 4.3 million in 2024 due to less warehousing space and equipment being used for product revenue generating activities.
As a result of the foregoing, our gross profit increased by 5.4% to $300.7 million in 2025 from $285.2 million in 2024. Our gross margin was 23.3% in 2025 and 24.6% in 2024.

Selling and Marketing Expenses
Our selling and marketing expenses increased by 38.9% to $98.2 million in 2025 from $70.7 million in 2024, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 46.3% to $44.9 million in 2025 from $30.7 million in 2024 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 37.7% to $41.3 million in 2025 from $30.0 million in 2024 primarily due to increase in the number of staff and the commission paid to them, and (iii) an increase in traveling expense by 88.9% to $1.7 million in 2025 from $0.9 million in 2024 primarily due to increase in business trips for our staff.
General and Administrative Expenses
Our general and administrative expenses decreased by 36.9% to $46.6 million in 2025 from $73.9 million in 2024, which was primarily due to (i) a decrease in staff cost related to general and administrative personnel by 41.3% to $18.3 million in 2025 from $31.2 million in 2024, primarily driven by a reduction in headcount and reclassification of certain roles to other operational departments, (ii) a decrease in rental expense by 56.3% to $8.4 million in 2025 from $19.2 million in 2024, primarily because the fulfillment centers acquired in previous periods became fully operational in 2025 and the related expenses were moved from general and administrative expenses to cost of revenues as more warehousing space was utilized for revenue generating activity, (iii) a decrease in professional service expense by 10.5% to $9.4 million in 2025 from $10.5 million in 2024 as we required less professional services during the period, and (iv) a decrease in office supplies and utility expense by 40.5% to $2.2 million in 2025 from $3.7 million in 2024.
Research and Development Expenses
Research and development expenses increased by 10.2% to $10.8 million in 2025 from $9.8 million in 2024. The increase was primarily due to our dedication in expanding our research and development efforts, including an increase in the number of employees that performed research and development function in 2025.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $0.1 million in 2025 and $0.2 million in 2024.
Interest Expense
We had interest expenses of $0.2 million in 2025 and $0.3 million in 2024.
Interest Income
We had interest income of $11.7 million in 2025 and $9.4 million in 2024. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in 2025 compared to the previous period.
Foreign Currency Exchange Gains / (Losses), Net
We had foreign currency exchange gains, net of $0.2 million in 2025 due to the fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and the Euro during the period. Foreign currency exchange losses, net was $1.2 million in 2024, .
Others, net
Other gains, net was $4.5 million in 2025, primarily attributable to credit card cash back, payments to be received from or paid to legal claims and others. Other gains, net was $2.1 million in 2024.
Income Tax Expense
We had income tax expense of $23.8 million in 2025 and $14.8 million in 2024. Income tax expense in 2025 was higher than in 2024 primarily due to higher pre-tax income.
Net Income
As a result of the foregoing, our net income was $137.4 million in 2025 and $125.8 million in 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We discussed the results of operations for the year ended December 31, 2024 compared to year ended December 31, 2023 in our annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 3, 2025 (File No.: 001-41454) (the “2024 Form 10-K”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023” therein, which was incorporated by reference herein.

Segment Information for Fiscal Years 2025, 2024 and 2023
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 2, Segment Reporting, in the notes to the consolidated financial statements included elsewhere in this annual report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2025, 2024 and 2023 is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
The United States	$407,887	$456,563	$400,554
Others	55,849	24,865	22,982
Total long-lived assets	$463,736	$481,428	$423,536

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023
Revenues by geographic region:	(In thousands)
Hong Kong	$19,650	$16,879	$11,187
Platform commission	19,650	16,879	11,187
United States	35,344	64,924	19,610
Germany	1,827	805	75
Others(1)	55	30	18
Ocean transportation service	37,226	65,759	19,703
United States	11,782	15,006	10,667
Germany	583	188	70
Others(1)	10	20	25
Drayage service	12,375	15,214	10,762
United States	55,970	45,103	23,601
Germany	1,751	710	294
Others(1)	625	376	528
Warehousing service	58,346	46,189	24,423
United States	33,796	26,570	16,070
Germany	455	2,984	879
Others(1)	143	397	347
Packaging service	34,394	29,951	17,296
United States	204,634	176,128	136,607
Germany	34,807	16,197	3,663
Others(1)	5,511	3,321	2,464
Last-mile delivery service	244,952	195,646	142,734
United States	19,502	18,265	9,196
Germany	399	231	39
Others(1)	1,341	1,200	600
Others	21,242	19,696	9,835
Service revenues	$428,185	$389,334	$235,940
United States	493,898	536,062	338,515
Germany	282,206	170,497	71,163
Japan	49,382	44,147	42,914
Others(1)	36,226	21,002	15,299
Product revenues	$861,712	$771,708	$467,891
Total revenues	$1,289,897	$1,161,042	$703,831
_____________________
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region's revenues exceeded 10% of the Group’s total revenues for the years ended December 31, 2025, 2024 and 2023.

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
The table below sets forth a reconciliation of Adjusted EBITDA from net income for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$137,372	$125,808	$94,108
Add: Income tax expense	23,818	14,806	20,887
Add: Interest expense	200	256	1,240
Less: Interest income	(11,729)	(9,405)	(3,304)
Add: Depreciation and amortization	8,332	8,524	2,873
Add: Share-based compensation expense	4,951	16,825	2,503
Add: Non-recurring items(1)	—	128	—
Adjusted EBITDA	$162,944	$156,942	$118,307
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
The table below sets forth a reconciliation of Adjusted EPS – diluted for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Net income per ordinary share – diluted	$3.59	$3.05	$2.30
Adjustments, per ordinary share:
Add: Income tax expense	0.62	0.36	0.51
Add: Interest expense	0.01	0.01	0.03
Less: Interest income	(0.31)	(0.23)	(0.08)
Add: Depreciation and amortization	0.22	0.21	0.07
Add: Share-based compensation expenses	0.13	0.41	0.06
Add: Non-recurring items(1)	—	—	—
Adjusted EPS – diluted	$4.26	$3.81	$2.89

Weighted average number of ordinary shares outstanding – diluted	38,232,899	41,201,026	40,922,590
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

Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of December 31, 2025, we had $379.8 million in cash and cash equivalents, $0.8 million in restricted cash and $36.3 million in short-term investments.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $30 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. In July 2024, we renewed the credit facility with a maturity date of June 30, 2026. As of the date of this annual report, we have not made any draw downs from this credit facility.
In December 2025, we entered into a credit facility agreement for letter of guarantee with China CITIC Bank, or CITIC Bank, under which we are provided with a credit facility not exceeding RMB60 million, commencing from December 2025 to September 2026. As of the date of this annual report, we have not made any draw downs from this credit facility.
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
The following table sets forth a summary of our cash flows for the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Summary of Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$190,660	$158,078	$133,452
Net cash used in investing activities	(5,089)	(55,419)	(90,547)
Net cash used in financing activities	(67,780)	(24,969)	(4,003)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,305	(1,414)	190
Net increase in cash, cash equivalents and restricted cash	120,096	76,276	39,092
Cash, cash equivalents and restricted cash at the beginning of the year	260,444	184,168	145,076
Cash, cash equivalents and restricted cash at the end of the year	$380,540	$260,444	$184,168
Operating Activities
Net cash provided by operating activities in 2025 was $190.7 million, as compared to $158.1 million in 2024. This was attributable to net income of $137.4 million in 2025, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in accounts payable, accrued expenses and other current liabilities of $52.9 million, (ii) changes in inventories of $11.5 million, (iii) depreciation and amortization of $8.3 million, (iv) changes in accounts receivables of $5.8 million, (v) operating lease of $5.3 million, (vi) changes in prepayments and other assets of $5.2 million, (vii) share-based compensation of $5.0 million, (viii) changes in income tax payable of $3.7 million and (ix) deferred income taxes of $3.0 million.
Investing Activities
Net cash used in investing activities in 2025 was $5.1 million, primarily consisting of (i) sale and maturities of investments of $98.3 million, (ii) purchase of investments of $94.7 million for U.S. treasury bonds and other wealth management products, (iii) and cash paid for purchase of property and equipment of $7.9 million and (iv) advances paid for acquisition of New Classic of $1.0 million.

Financing Activities
Net cash used in financing activities in 2025 was $67.8 million, consisting of (i) payment of share repurchase of $67.4 million and (ii) repayment of finance lease obligations of $0.4 million.
We discussed our net cash provided by/used in operating activities, investing activities and financing activities in 2024 in the 2024 Form 10-K. See the titles named operating activities, investing activities and financing activities in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” therein, which was incorporated by reference herein.
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
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $7.9 million in 2025. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2025:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
	(In thousands)
Lease commitment(1)
Operating leases	$516,055	$115,861	$305,125	$95,069
Finance leases	1,133	395	652	86
Total	$517,188	$116,256	$305,777	$95,155
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
On December 3, 2026, we entered into a definitive share purchase agreement to acquire New Classic, a U.S.-based distributor serving the home furnishings market. Under the terms of the agreement, we will acquire 100% of the outstanding equity of New Classic for a total consideration of $18 million on a debt-free basis, including a post-close earn-out. The transaction closed on January 1, 2026 and it was funded from our existing cash on hand. See “Item 8. Financial Statements and Supplementary Data—Note 19. Subsequent Events—Acquisition” for further information.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2025.

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
Trend Information
Other than as disclosed elsewhere in this annual report, we are not aware of any known trends, uncertainties, demands, commitments or events for the year ended December 31, 2025 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the year ended December 31, 2025, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 2 “Recently Adopted Accounting Pronouncements” to our consolidated financial statements included elsewhere in this annual report.
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks from inflation, foreign exchange rates and changes in interest rates. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Inflation
In the recent years, we have experienced inflationary pressures in the U.S., across various parts of our business and operations, including but not limited to rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through revisions in our budgeting, strategy and procurement efforts. We have entered into a number of contracts with third-party transportation service providers to mitigate the impact against any further increase in ocean freight costs in the short term. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of GigaCloud Technology Inc, subsidiaries and consolidated variable interest entities (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”.
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
Evaluation of the sufficiency of audit evidence over the information technology systems used in the revenue recognition process
As disclosed in Notes 2(p) and 17 to the consolidated financial statements, the Company sells products and provides services. For the year ended December 31, 2025, the Company recorded US$861,712 thousand and US$428,185 thousand for product and service revenues, respectively.
We identified the evaluation of the sufficiency of audit evidence over the information technology (IT) systems used in revenue recognition as a critical audit matter, because the Company maintains a number of complex IT systems to process large volumes of data for revenue recognition. The testing of IT systems required involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT systems used in revenue recognition. We involved IT professionals with specialized skills and knowledge, who assisted in:
•gaining an understanding of IT systems used in the Company’s revenue recognition
•evaluating the design and testing the operating effectiveness of certain general IT and IT application controls related to revenue recognition
We also tested revenue transactions by comparing the recorded amounts to underlying documentation on a sample basis. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG Huazhen LLP
We have served as the Company’s auditor since 2020.
Shanghai, People’s Republic of China
February 26, 2026

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2025	2024
ASSETS
Current assets
Cash and cash equivalents	2(f)	$379,780	$259,759
Restricted cash	2(g)	760	685
Accounts receivable, net	2(h),4	65,973	57,313
Investments	2(ab)	36,316	42,674
Inventories	2(i),5	188,298	172,489
Prepayments and other current assets	6	19,535	14,672
Total current assets		690,662	547,592
Non-current assets
Operating lease right-of-use assets	2(o),11	431,455	451,930
Property and equipment, net	2(j), 2(ac),7	32,281	29,498
Intangible assets, net	2(n),8	4,978	6,198
Goodwill	2(m),8	12,586	12,586
Deferred tax assets	2(x),15	12,981	10,026
Other non-current assets		17,516	12,645
Total non-current assets		511,797	522,883
Total assets		$1,202,459	$1,070,475
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)

		December 31,
	Note	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	9	$105,407	$78,163
Contract liabilities	2(h), 17	6,459	4,486
Current operating lease liabilities	2(o), 11	100,326	88,521
Income tax payable	2(x), 15	17,509	13,615
Accrued expenses and other current liabilities	10	112,547	79,594
Total current liabilities		342,248	264,379
Non-current liabilities
Operating lease liabilities, non-current	2(o), 11	368,321	395,235
Deferred tax liabilities	2(x), 15	797	941
Finance lease obligations, non-current	2(o), 11	690	382
Non-current income tax payable	2(x), 15	4,604	4,321
Total non-current liabilities		374,412	400,879
Total liabilities		$716,660	$665,258
Commitments and contingencies	2(e), 18
Shareholders’ equity
Treasury shares, at cost (237,269 and 609,390 shares held as of December 31, 2025 and 2024, respectively)	12	(7,126)	(11,816)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 30,011,543 and 32,878,735 shares issued as of December 31, 2025 and 2024, respectively, 29,637,687 and 32,269,345 shares outstanding as of December 31, 2025 and 2024, respectively)	12, 13	1,495	1,643
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 7,276,732 and 8,076,732 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	12, 13	363	403
Additional paid-in capital		88,674	120,262
Accumulated other comprehensive income (loss)		1,527	(4,136)
Retained earnings		400,866	298,861
Total shareholders’ equity		485,799	405,217
Total liabilities and shareholders’ equity		$1,202,459	$1,070,475
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)

		Year ended December 31,
	Note	2025	2024	2023
Revenues	2(p), 2(ac), 17
Service revenues		$428,185	$389,334	$235,940
Product revenues		861,712	771,708	467,891
Total revenues		1,289,897	1,161,042	703,831
Cost of revenues
Services		384,538	318,111	191,830
Products		604,693	557,695	323,368
Total cost of revenues		989,231	875,806	515,198
Gross profit		300,666	285,236	188,633
Operating expenses
Selling and marketing expenses	2(r)	98,203	70,686	41,386
General and administrative expenses	2(t)	46,559	73,944	30,008
Research and development expenses	2(u)	10,832	9,791	3,925
Losses on disposal of property and equipment		96	193	3,236
Total operating expenses		155,690	154,614	78,555
Operating income		144,976	130,622	110,078
Interest expense		(200)	(256)	(1,240)
Interest income		11,729	9,405	3,304
Foreign currency exchange gains (losses), net	2(z)	175	(1,233)	2,086
Others, net		4,510	2,076	767
Income before income taxes		161,190	140,614	114,995
Income tax expense	2(x), 15	(23,818)	(14,806)	(20,887)
Net income		$137,372	$125,808	$94,108
Foreign currency translation adjustment, net of nil income taxes		1,524	(1,266)	(278)
Net unrealized gain (loss) on available-for-sale investments		(4)	7	—
Intra-entity foreign currency transactions gain (loss)		4,144	(2,565)	—
Release of foreign currency translation reserve related to liquidation of subsidiaries		(1)	(838)	—
Total other comprehensive income (loss)		5,663	(4,662)	(278)
Comprehensive Income		$143,035	$121,146	$93,830
Net income per ordinary share
—Basic	2(aa), 16	$3.60	$3.06	$2.31
—Diluted	2(aa), 16	$3.59	$3.05	$2.30
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	16	38,158,678	41,079,672	40,788,448
—Diluted	16	38,232,899	41,201,026	40,922,590
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2025		32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217
Net income		—	—	—	—	—	—	—	—	137,372	137,372
Share-based compensation	13	395,012	19	—	—	(44,657)	—	4,931	—	—	4,950
Share repurchase	12	(3,826,670)	—	—	—	3,826,670	(67,403)	—	—	—	(67,403)
Re-designated ordinary shares from Class B to Class A	12	800,000	40	(800,000)	(40)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	1,524	—	1,524
Net unrealized loss on available-for-sale investments	2(ab)	—	—	—	—	—	—	—	(4)	—	(4)
Intra-entity foreign currency transactions gain		—	—	—	—	—	—	—	4,144	—	4,144
Release of foreign currency translation reserve related to liquidation of subsidiaries		—	—	—	—	—	—	—	(1)	—	(1)
Retirement of shares	12	—	(207)	—	—	(4,154,134)	72,093	(36,519)	—	(35,367)	—
Balance as of December 31, 2025		29,637,687	$1,495	7,276,732	$363	237,269	$(7,126)	$88,674	$1,527	$400,866	$485,799

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2024		31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$111,736	$526	$177,698	$290,416
Net income		—	—	—	—	—	—	—	—	125,808	125,808
Share-based compensation	13	584,117	29	—	—	(34,171)	—	16,869	—	—	16,898
Exercise of warrants	14	13,372	1	—	—	—	—	(1)	—	—	—
Re-designated ordinary shares from Class B to Class A	12	1,250,000	63	(1,250,000)	(63)	—	—	—	—	—	—
Share repurchase	12	(1,033,292)	—	—	—	1,033,292	(23,243)	—	—	—	(23,243)
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	(1,266)	—	(1,266)
Net unrealized gain on available-for-sale investments	2(ab)	—	—	—	—	—	—	—	7	—	7
Intra-entity foreign currency transactions gain (loss)		—	—	—	—	—	—	—	(2,565)	—	(2,565)
Release of foreign currency translation reserve related to liquidation of subsidiaries		—	—	—	—	—	—	—	(838)	—	(838)
Retirement of shares	12	—	(34)	—	—	(683,760)	13,021	(8,342)	—	(4,645)	—
Balance as of December 31, 2024		32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)

	Note	Class A ordinary shares		Class B ordinary shares		Treasury shares		Subscription receivable from ordinary shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
		Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2023		31,357,814	$1,568	9,326,732	$466	4,624,039	$(231)	$(81)	$109,049	$804	$83,590	$195,165
Net income		—	—	—	—	—	—	—	—	—	94,108	94,108
Shares issued for share-based compensation		—	—	—	—	68,283	—	—	—	—	—	—
Share-based compensation	13	312,535	16	—	—	(4,613,494)	231	81	2,687	—	—	3,015
Share repurchase	12	(215,201)	—	—	—	215,201	(1,594)	—	—	—	—	(1,594)
Foreign currency translation adjustment, net of nil income taxes		—	—	—	—	—	—	—	—	(278)	—	(278)
Balance as of December 31, 2023		31,455,148	$1,584	9,326,732	$466	294,029	$(1,594)	$—	$111,736	$526	$177,698	$290,416

The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$137,372	$125,808	$94,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,332	8,524	2,873
Share-based compensation	4,951	16,825	2,503
Operating lease	5,337	29,282	2,485
Changes in accounts receivables	(5,765)	(234)	(5,058)
Changes in inventories	(11,517)	(46,875)	(16,514)
Changes in prepayments and other assets	(5,229)	(1,665)	(9,249)
Changes in accounts payable, accrued expenses and other current liabilities	52,906	38,188	46,258
Changes in contract liabilities	1,777	(992)	1,473
Changes in income tax payable	3,709	(1,023)	10,977
Changes in deferred income taxes	(3,007)	(11,462)	398
Other operating activities	1,794	1,702	3,198
Net cash provided by operating activities	190,660	158,078	133,452
Cash flows from investing activities:
Purchases of property and equipment	(7,873)	(15,536)	(4,380)
Disposals of property and equipment	191	2,103	462
Advances paid for the acquisition	(1,000)	—	—
Acquisitions, net of cash acquired	—	—	(86,629)
Purchases of investments	(94,694)	(73,831)	—
Sale and maturities of investments	98,287	31,845	—
Net cash used in investing activities	(5,089)	(55,419)	(90,547)
Cash flows from financing activities:
Repayment of finance lease obligations	(377)	(1,726)	(2,212)
Repayment of bank loans	—	—	(197)
Repurchases of ordinary shares	(67,403)	(23,243)	(1,594)
Net cash used in financing activities	(67,780)	(24,969)	(4,003)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,305	(1,414)	190
Net increase in cash, cash equivalents and restricted cash	120,096	76,276	39,092
Cash, cash equivalents and restricted cash at the beginning of the year	260,444	184,168	145,076
Cash, cash equivalents and restricted cash at the end of the year	$380,540	$260,444	$184,168

GigaCloud Technology Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest expense	$200	$256	$1,240
Cash paid for income taxes	23,461	26,301	9,512
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	1,080	767	—
Reversal of subscription receivable from ordinary shares	—	—	312
Fair value of assets acquired by acquisition	—	—	273,086
Cash paid for business combinations and asset purchases	—	—	87,568
Liabilities assumed by acquisition	$—	$—	$(185,518)
The accompanying notes are an integral part of these consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ORGANIZATION
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company based in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, "we" or "our") are principally engaged in large parcel merchandise sales and the provision of ecommerce solutions for small cross-border business owners utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment centers primarily located in the United States, Europe, Japan and Canada.
Organization
The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated variable interest entities (“VIEs”) (prior to 2024).
In 2017 and 2018, the Company entered into Account Control Agreements with other entities that were VIEs to facilitate operations in certain jurisdictions. The functions of the VIEs include the sales of merchandise on third-party ecommerce websites or providing warehousing and logistic services to users' registered on the GigaCloud Marketplace.
The Account Control Agreements allowed the Company to (i) exercise effective control over the consolidated VIEs, (ii) receive substantially all of the economic benefits of the consolidated VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests in the consolidated VIEs. The Company is regarded as the primary beneficiary of the VIEs, and consolidates the financial results of the VIEs in accordance with U.S. GAAP requirements. As of January 2024, the Company has terminated all Account Control Agreements with its VIEs and acquired 100% equity interest of all such entities. No VIEs remain as of December 31, 2025 and 2024. The Company's involvement with the VIEs in 2023 affected the Company's results of operations and cash flows as indicated below.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Revenues	$—	$—	$74,353
Net income	—	—	11,146
Net cash provided by operating activities	—	—	1,115
Net cash used in investing activities	—	—	(2,375)
Net cash used in financing activities	—	—	—
Net decrease in cash	—	—	(1,404)
Cash at the beginning of the year	—	—	5,367
Cash at the end of the year	$—	$—	$3,963
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
(b) Principles of Consolidation
The consolidated financial statements include the financial statements of the Company, its subsidiaries, and the VIEs for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c) Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet dates, and the reported revenues and expenses during the reported periods. Accounting estimates include, but are not limited to, fair valuation of financial instruments, fair valuation of assets acquired and liabilities assumed in a business combination, valuation and recognition of share-based compensation arrangements, inventory reserve for excess and obsolete inventories, useful lives of long-term assets, collectability of receivables, impairment of property and equipment, operating lease right-of-use assets, and valuation allowance of deferred tax assets. Incremental borrowing rate of leases, and the length of lease terms which vary by country and often include renewal options, are important factors in determining the appropriate accounting for leases including the initial classification of the lease as finance or operating and the recognition of rent expense over the duration of the lease. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.
(d) Foreign Currency
The Group’s reporting currency is U.S. Dollars (“USD” or “$”). The functional currency of the Group’s entities incorporated in the Cayman Islands, the U.S. and Hong Kong is USD. The Group’s entities incorporated in Japan, Germany, the United Kingdom, PRC and other jurisdictions use their respective local currencies as their functional currencies. The determination of the respective functional currency is based on the criteria of Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters.
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
(e) Commitments and Contingencies
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(f) Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less. As of December 31, 2025 and 2024, cash and cash equivalents were held at financial institutions at the locations listed below:

	December 31,
	2025	2024
	(In thousands)
United States	$316,568	$200,094
Hong Kong	26,862	27,163
Germany	11,602	10,453
Japan	7,039	6,803
United Kingdom	7,203	6,650
Mainland China	10,015	8,216
Vietnam	318	296
Malaysia	67	84
Canada	106	—
Total cash and cash equivalents held at financial institutions	$379,780	$259,759
(g) Restricted Cash
Cash that is restricted for withdrawal or use is reported separately on the consolidated balance sheets. The Group’s restricted cash represents security deposits held in designated bank accounts for issuance of letters of guarantee. As of December 31, 2025 and 2024, restricted cash held by the Group amounted to $760 thousand and $685 thousand, respectively.
A reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the amounts in the consolidated statements of cash flows is as follows:

	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$379,780	$259,759
Restricted cash	760	685
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$380,540	$260,444
(h) Contract Balances
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(i) Inventories
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
(j) Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and any recorded impairment.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Office and other equipment	3-5 years
Vehicles	10 years
Logistics, warehouse and other heavy equipment	5-15 years
When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and the proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred.
(k) Software Development Costs
The Group incurs software development costs related to internal-use software and the Group's websites. No software development costs were capitalized for the years presented. All costs, including those related to design or maintenance, are expensed as incurred.
(l) Business Combinations
The Group applies the provisions of ASC 805, Business Combinations (“ASC 805”), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of inputs and processes that is capable of being conducted and managed for the purpose of providing an output, or a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis, whereas the acquisition of a business requires the Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values.
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
(m) Goodwill
The primary drivers that generate goodwill are the value of synergies that are expected from combining the activities of the acquirer and acquiree. The Group assesses goodwill impairment at the reporting unit level annually or more frequently if indicators of impairment are present. The group initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. The Group did not incur impairment charges for goodwill in the years ended December 31, 2025, 2024 and 2023.
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
(n) Intangible Assets Other than Goodwill
Intangible assets, other than goodwill, primarily include customer relationships and technology assets acquired in business combinations. Intangible assets are amortized over periods ranging from 1 to 15 years, using a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized.
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than the Group had originally estimated. When these events occur, the Group evaluates the impairment for the intangible assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Group recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment of intangible assets was recognized for the years ended December 31, 2025, 2024 and 2023.
(o) Leases
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Group categorizes leases at their inception as either operating or finance leases. Lease agreements mainly cover office space, fulfillment centers, storage racks and other heavy equipment used in the fulfillment centers. Most of these leases are operating leases; however, certain warehouse storage racks from third-party lessors are leased under finance leases. Leased assets pursuant to operating leases are included in operating lease right-of-use assets (“ROU”), while leased assets pursuant to finance leases are included in property and equipment, net. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Group uses a secured incremental borrowing rate as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable. Leases that have a term of twelve months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not reported on the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date the Group has the right to control the property. For leases acquired in business combinations or asset acquisitions, ROU assets are measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. The Group elected, as a lessee, the single component practical expedient, which requires the Group, for all classes of underlying assets, not to separate nonlease components from the lease component and instead to account for the lease component and the nonlease components associated with that lease component as a single lease component.
(p) Revenue recognition
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
The Group focuses on selling large parcel merchandise to various distributors, resellers and individual customers, as well as the provision of ecommerce solutions on its own platform (“GigaCloud Marketplace”) and other third-party ecommerce websites, with which the Group could democratize access and distribution globally to manufacturers (“Sellers”) and resellers (“Buyers”) without borders. The Group’s revenues include revenues from product sales and services. Product sales include sales on the GigaCloud Marketplace (“GigaCloud 1P”) and sales to and through third-party ecommerce websites (“Off-platform ecommerce”). Service revenues are generated from services provided to registered users, including Sellers and Buyers on GigaCloud Marketplace (“GigaCloud 3P”).
GigaCloud 1P
We derive product revenues from the sale of our own inventory in our marketplace. The Group recognizes revenues net of discounts and return allowances. Such revenue is recognized at the point in time when control of the merchandise is transferred to the Buyer, which occurs upon shipment out of the Group’s fulfillment centers to the destination designated by the Buyer.
Off-platform ecommerce
There are two business lines subject to Off-platform ecommerce, which include (a) product sales made to third-party ecommerce websites (“Product sales to B”) and (b) product sales to individual customers through third-party ecommerce websites (“Product sales to C”).
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Sellers and Buyers could choose one or several of the above-mentioned services on the GigaCloud Marketplace. Therefore, there may be multiple performance obligations included in one transaction. Revenue is allocated to each performance obligation based on its standalone selling price. The Group generally determines standalone selling prices based on observable prices. If the standalone selling price is not observable through past transactions, the Group estimates the standalone selling price based on multiple factors, including but not limited to management approved price lists or cost-plus margin analysis.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(q) Cost of Revenues
Cost of revenues are comprised of cost of product sales and cost of services. Cost of product sales primarily consist of the purchase price of merchandise, shipping and handling costs for self-owned merchandise, fulfillment center rental expenses excluding the portion allocated to cost of service revenue and abnormal capacity, packaging fees and personnel related costs. Cost of services primarily consist of delivery costs, an allocated portion of fulfillment center rental expenses, and costs associated with the operation of the GigaCloud Marketplace.
(r) Selling and Marketing Expenses
Selling and marketing expenses mainly consist of platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform ecommerce channels, advertising expenses, payroll and related expenses for personnel engaged in selling and marketing activities, and rental and depreciation expenses relating to facilities and equipment used by those employees.
(s) Advertising Expenses
Advertising expenses, including advertisements through various forms of media and marketing and promotional activities, are included in “selling and marketing expenses” in the consolidated statements of comprehensive income when incurred. Total advertising expenses incurred were $7.4 million, $6.7 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(t) General and Administrative Expenses
General and administrative expenses mainly consist of share-based compensation, payroll and related costs for employees involved in general corporate functions, rental and depreciation expenses associated with the use of facilities and equipment by these employees, professional fees, and other general corporate expenses.
(u) Research and Development Expenses
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
(v) Share-based Compensation
The Group applies ASC 718 (“ASC 718”) Compensation—Share Compensation to account for its share-based payments. In accordance with ASC 718, the Group determines whether an award should be classified and accounted for as a liability award or an equity award.
Share-based awards in the form of share options, restricted shares, restricted share units and ordinary shares that are equity-classified awards are measured at the grant date fair value of the awards. Compensation expenses are recognized on a straight-line basis over the requisite service period, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant date value of such award that is vested at that date. When no future services are required to be performed in exchange for an award, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date.
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(w) Employee Benefits
The Company’s subsidiaries participate in a government mandated, multiemployer, defined contribution plan, pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. The Group has no further commitments beyond its monthly contribution. Employees in the United States are eligible to participate in one or more of savings plans that provide for periodic contributions by the Group based on plan-specific criteria, such as base pay, level and employee contributions.
For the years ended December 31, 2025, 2024 and 2023, the costs and expenses of the obligations to the defined contribution plans amounted to $10.9 million, $7.4 million and $3.7 million, respectively.
(x) Income Taxes
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
(y) Unused Commitment
Credit Arrangements with Wells Fargo Bank
The Group has an unused committed revolving line of credit in the amount of $30 million, which expires in June 2026. The line of credit bears interest at a variable rate based on Secured Overnight Financing Rate (“SOFR”) plus 1.5% and requires the Group to maintain compliance with certain financial covenants, including minimum liquidity, income and debt-to-equity ratios and is secured by substantially all of the Group’s assets. As of December 31, 2025, no amounts were drawn and no balances were outstanding under this facility. The Group was in also compliance with all applicable covenants by a significant margin.
Credit Arrangements with China CITIC Bank
The Group entered into a credit facility agreement for letter of guarantee with China CITIC Bank (“CITIC Bank”) in December 2025. The Group is provided with a credit facility not exceeding RMB60 million, commencing from December 2025 to September 2026. Each time the Group applies for the issuance of a letter of guarantee, it is required to deposit the agreed-upon collateral into the designated collateral account and pay all reasonable fees incurred in the process of issuing of the letter of guarantee. As of December 31, 2025, no amounts were drawn and no balances were outstanding under this facility.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(z) Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the years ended December 31, 2025, 2024 and 2023.
Two customers individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2025, and one customer individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2024. No other customers accounted for 10.0% or more of total accounts receivable balance as of December 31, 2025, and 2024.

	December 31, 2025	December 31, 2024
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	21.7%	19.7%
Customer B	13.3%	*
During 2025 and 2024, one service provider individually represented 17.4% and 19.5% of total purchases, and no other vendors accounted for 10.0% or more of total purchases.
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
Foreign currency exchange rate risk
The Group is exposed to risks from foreign currency exchange rate fluctuations on the translation of foreign operations into U.S. dollars and on the purchase of goods by these foreign operations that are not denominated in their local currencies. Changes in currency rates resulted in gains (losses) of $175 thousand, ($1.2 million) and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily due to foreign currency exchange rate fluctuations against the U.S. dollar.
(aa) Earnings per Share
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

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ab) Fair Value Measurements
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
Investments and cash equivalents are measured at fair value on a recurring basis. As of December 31, 2025, investments in the consolidated balance sheets include time deposits, U.S. treasury securities and treasury enhanced notes, with maturity of three months to 12 months.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income (loss)”. The related unrealized gains recorded in accumulated other comprehensive income were $3 thousand, $7 thousand and nil as of December 31, 2025, 2024 and 2023, respectively. No realized gains or losses were recorded for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, all available-for-sale securities are expected to mature within one year.

		As of December 31, 2025		As of December 31, 2024
	Balance Sheet Location(1)	Cost or amortized cost	Fair value (Level 2)	Cost or amortized cost	Fair value (Level 2)
		(In thousands)		(In thousands)
U.S. treasury securities(2)	Investments	$9,983	$9,987	$11,973	$11,980
Time deposits	Investments	16,000	16,228	30,284	30,694
Treasury enhanced notes(2)	Investments	10,102	10,101	—	—
		$36,085	$36,316	$42,257	$42,674
_____________________
(1) Balance sheet location is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value determined using broker quotes reflecting current market conditions.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ac) Segment Reporting
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
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
	(In thousands)
The United States	$407,887	$456,563
Others	55,849	24,865
Total long-lived assets	$463,736	$481,428

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues reported are attributed to geographic areas based on locations of the Company’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenue by geography for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023
Revenues by geographic region:	(In thousands)
Hong Kong	$19,650	$16,879	$11,187
Platform commission	19,650	16,879	11,187
United States	35,344	64,924	19,610
Germany	1,827	805	75
Others(1)	55	30	18
Ocean transportation service	37,226	65,759	19,703
United States	11,782	15,006	10,667
Germany	583	188	70
Others(1)	10	20	25
Drayage service	12,375	15,214	10,762
United States	55,970	45,103	23,601
Germany	1,751	710	294
Others(1)	625	376	528
Warehousing service	58,346	46,189	24,423
United States	33,796	26,570	16,070
Germany	455	2,984	879
Others(1)	143	397	347
Packaging service	34,394	29,951	17,296
United States	204,634	176,128	136,607
Germany	34,807	16,197	3,663
Others(1)	5,511	3,321	2,464
Last-mile delivery service	244,952	195,646	142,734
United States	19,502	18,265	9,196
Germany	399	231	39
Others(1)	1,341	1,200	600
Others	21,242	19,696	9,835
Service revenues	$428,185	$389,334	$235,940
United States	493,898	536,062	338,515
Germany	282,206	170,497	71,163
Japan	49,382	44,147	42,914
Others(1)	36,226	21,002	15,299
Product revenues	$861,712	$771,708	$467,891
Total revenues	$1,289,897	$1,161,042	$703,831
_____________________
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region's revenues exceeded 10.0% of the Group’s total revenues for the years ended December 31, 2025, 2024 and 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ad) Recently Adopted Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the ASU can be applied on either a prospective or retroactive basis. The Group adopted this ASU on January 1, 2025 prospectively. See Note 15 for further details.
(ae) Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those annual reporting years. If the practical expedient is elected, the amendments should be applied prospectively. Early adoption is permitted. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures, and does not expect this ASU to have a material impact.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. This update is effective for annual periods beginning after December 15, 2028, including interim periods within those annual reporting years, with early adoption permitted. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the guidance in Topic 270 to improve the consistency of interim financial reporting. The update provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those annual reporting years, with early adoption permitted. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
(af) Change in Accounting Principle
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
Certain financial statement line items included in the consolidated statements of comprehensive income for the year ended December 31, 2025, 2024 and 2023, respectively, were adjusted as follows:

	Year Ended December 31, 2025
	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)
Revenues
Service revenues	$396,075	$32,110	$428,185
Product revenues	893,822	(32,110)	861,712
Cost of revenues
Services	355,670	28,868	384,538
Products	$633,561	$(28,868)	$604,693

	Year Ended December 31, 2024
	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)
Revenues
Service revenues	$350,273	$39,061	$389,334
Product revenues	810,769	(39,061)	771,708
Cost of revenues
Services	284,951	33,160	318,111
Products	$590,855	$(33,160)	$557,695

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	As computed under previous method	Effect of change	As reported under preferable method
	(In thousands)
Revenues
Service revenues	$199,184	$36,756	$235,940
Product revenues	504,647	(36,756)	467,891
Cost of revenues
Services	161,215	30,615	191,830
Products	$353,983	$(30,615)	$323,368
(ag) Reclassification
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
Wonder
In November 2023, the Group acquired all outstanding equity interest of Apexis, Inc., a Florida corporation dba Wonder (“Wonder”), a cloud-based interactive digital signage and e-catalog management SaaS company headquartered in Tampa, Florida, with access to thousands of storefronts across the United States. Wonder provides the Group access to brick-and-mortar retail stores and allows the Group to launch to new customer solutions. The aggregate purchase price was approximately $10 million. The Wonder acquisition was funded using cash on hand from operations. The acquisition of Wonder had no impact on the Group's weighted-average shares as no shares were issued. Of the total $10 million purchase price, $428 thousand was cash acquired, $7.6 million was attributed to intangible assets, $3.9 million was attributed to other net liabilities assumed, and $5.8 million was attributed to goodwill. The goodwill of $5.8 million is attributable to expected synergies from future growth, including synergies in expansion into other markets and product types.
Acquisition-related costs for Wonder were approximately $338 thousand. These were expensed as incurred and are included in general and administrative expenses within the consolidated statements of comprehensive income.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accounts receivable	$66,567	$58,250
Less: allowance for doubtful accounts	(594)	(937)
Accounts receivable, net	$65,973	$57,313

The movement of the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Balance as of the beginning of the year	$(937)	$(500)	$(237)
Provision for doubtful accounts	(235)	(437)	(263)
Write-offs	578	—	—
Balance as of the end of the year	$(594)	$(937)	$(500)
5. INVENTORIES
Inventories consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Products available for sale	$105,853	$117,223
Goods in transit	82,445	55,266
Inventories	$188,298	$172,489
6. PREPAYMENTS AND OTHER CURRENT ASSETS
Prepayments and other current assets are consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Value-added taxes recoverable	$2,944	$1,150
Advances to suppliers	277	1,166
Amounts due from third-party payment platforms	8,499	5,725
Deposits	244	186
Prepaid expenses	4,779	4,663
Others	2,792	1,782
Prepayments and other current assets	$19,535	$14,672
Deposits recorded in prepayments and other current assets include those made to lessors for leasing fulfillment centers and equipment, service deposits, and other deposits which are receivable within a year. Deposits of $11.3 million and $9.0 million as of December 31, 2025 and 2024, respectively, that are expected to be received beyond a year are recorded in the non-current assets in the consolidated balance sheets.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Office and other equipment	$8,560	$8,368
Vehicles	178	178
Logistics, warehouse and other heavy equipment	39,898	31,556
Property and equipment	48,636	40,102
Less: Accumulated depreciation	(16,355)	(10,604)
Property and equipment, net	$32,281	$29,498
The carrying amounts of the Group’s property and equipment, net, acquired under finance leases as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Logistics, warehouse and other heavy equipment	$1,529	$608
Property and equipment	1,529	608
Less: Accumulated depreciation	(252)	(62)
Property and equipment, net	$1,277	$546
Depreciation expenses on property and equipment were allocated to the following expense items:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenues	$5,851	$5,940	$1,920
General and administrative expenses	1,173	289	550
Research and development expenses	74	126	93
Selling and marketing expenses	14	—	—
Total depreciation expenses	$7,112	$6,355	$2,563

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes goodwill activity:

Amount
(In thousands)
Balance as of January 1, 2025	$12,586
Acquisitions	—
Impairment	—
Balance as of December 31, 2025	$12,586

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amount
(In thousands)
Balance as of January 1, 2024	$12,586
Acquisitions	—
Impairment	—
Balance as of December 31, 2024	$12,586

Amount
(In thousands)
Balance as of January 1, 2023	$—
Acquisitions (Note 3)	12,586
Impairment	—
Balance as of December 31, 2023	$12,586
Intangible Assets, net
The gross amounts and accumulated amortization of intangible assets with finite useful lives as of December 31, 2025 and 2024, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows:

	December 31,
	2025	2024
	(In thousands)
Technology assets	$6,467	$6,467
Customer relationships	2,210	2,210
Total intangible assets	8,677	8,677
Less accumulated amortization	(3,699)	(2,479)
Total intangible assets, net	$4,978	$6,198
Amortization of intangible assets with finite useful lives included in the Group's consolidated statements of comprehensive income was $1.2 million, $2.2 million and $310 thousand for the year ended December 31, 2025, 2024 and 2023. The Group had no intangible assets prior to 2023.
Future estimated amortization expense as of December 31, 2025, for identifiable intangible assets is as follows:

(In thousands)
2026	$1,221
2027	1,221
2028	1,081
2029	147
2030	147
2031 and thereafter	1,161
Total amortization expense	$4,978

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE

	December 31,
	2025	2024
	(In thousands)
Vendor payable	$57,553	$39,039
Shipping charges payable and others	47,854	39,124
Accounts payable	$105,407	$78,163
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2025	2024
	(In thousands)
Receipts on GigaCloud Marketplace*	$65,173	$42,897
Credit card payables	15,663	13,590
Salary and welfare payables	9,864	8,276
Sales refund liability	5,325	4,869
Other taxes payable	7,938	2,974
Finance lease obligations, current (See Note 11)	344	140
Professional fee accruals	1,646	506
Obligations under the remorse protection program	846	536
Liability classified share-based compensation	42	42
Other payables	5,706	5,764
Accrued expenses and other current liabilities	$112,547	$79,594
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
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		December 31,
	Balance Sheet Caption	2025	2024
		(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$431,455	$451,930
Finance lease right-of-use assets	Property and equipment, net	1,277	546
Total right-of-use assets		$432,732	$452,476

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
	Balance Sheet Caption	2025	2024
		(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(100,326)	$(88,521)
Finance lease liabilities	Accrued expenses and other current liabilities	(344)	(140)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(368,321)	(395,235)
Finance lease liabilities	Finance lease obligations, non-current	(690)	(382)
Total lease liabilities		$(469,681)	$(484,278)
The components of lease cost were as follows:

	Year ended December 31,
	2025	2024
	(In thousands)
Operating lease cost	$113,355	$102,841
Finance lease cost
Amortization of right-of-use assets	205	436
Interest on lease liabilities	63	153
Short-term lease costs	242	699
Total	$113,865	$104,129
Lease terms and discount rates are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	4.68	5.41
Finance leases	3.46	3.62
Weighted average discount rate:
Operating leases	3.29%	3.22%
Finance leases	7.57%	10.54%

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of December 31, 2025, including rental payments for lease renewal options the Group is reasonably certain to exercise were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
2026	$115,861	$395
2027	116,269	291
2028	109,594	206
2029	79,262	155
2030	41,946	86
Thereafter	53,123	—
Total lease payments	516,055	1,133
Less: imputed interest	(47,408)	(99)
Present value of lease liabilities	$468,647	$1,034
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$108,018	$74,729
Operating cash flows from finance leases	63	153
Financing cash flows from finance leases	377	1,726
Right-of-use assets obtained in exchange for lease obligations *
Operating leases	74,059	143,259
Finance leases	$1,080	$767
*This supplemental non-cash disclosure for right of use assets obtained in exchange for new lease liabilities refers to an increase in lease liabilities associated with obtaining new right of use assets.
12. ORDINARY SHARES
Ordinary Shares
During the Group’s IPO, our Board of Directors authorized two classes of shares, Class A and Class B ordinary shares at $0.05 par value per share. The rights of the holders of Class A and Class B ordinary shares are identical, except with respect to voting and conversion. Each share of Class A ordinary shares is entitled to one vote per share. Each share of Class B ordinary shares is entitled to 10 votes. Shares of Class B ordinary shares may be converted at any time at the option of the shareholder to Class A ordinary shares. Class A ordinary shares may not be converted to Class B ordinary shares. Class B ordinary shares are held only by our founder and chief executive officer Mr. Larry Lei Wu and his vehicles. In the three years ended December 31, 2025, 2024 and 2023, 800,000, 1,250,000, and nil Class B ordinary shares were converted into equivalent number of Class A ordinary shares, respectively.
Share Repurchases
In the years ended December 31, 2025, 2024 and 2023, the Group repurchased $67.4 million, $23.2 million and $1.6 million, respectively, of the Company's Class A ordinary shares through Rule 10b5-1 plans at an average price of $17.57, $22.45, and $7.37, respectively. Share repurchase costs incurred in the three years ended December 31, 2025, 2024 and 2023 were $153 thousand, $42 thousand, and $8 thousand.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the years ended December 31, 2025, 2024 and 2023, the Group retired 4,154,134, 683,760 and nil shares of the Company's Class A ordinary shares. The difference between the cost of the treasury shares and the stated value of the shares is allocated between additional paid-in capital and retained earnings in accordance with ASC 505 requirements.
Under existing repurchase plans authorized by our Board of Directors, $89.6 million remain available for Class A ordinary share repurchases as of December 31, 2025.
The following table presents treasury shares issued, repurchased and subsequently retired:

	Year ended December 31,
	2025	2024	2023
Treasury shares at the beginning of the year	609,390	294,029	4,624,039
Repurchases during the year	3,826,670	1,033,292	215,201
Retirement of shares	(4,154,134)	(683,760)	—
Shares issued for share-based compensation	—	—	68,283
Share-based compensation	(44,657)	(34,171)	(4,613,494)
Treasury shares at the ending of the year	237,269	609,390	294,029
13. SHARE-BASED COMPENSATION
In March 2017, our shareholders and board of directors approved and adopted the 2017 share incentive plan (the “2017 Plan”) for the purpose of granting share-based compensation awards. As of December 31, 2025, the maximum aggregate number of shares which may be issued pursuant to all awards under the 2017 Plan was 7,996,565 ordinary shares.
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
Each year from 2023, the Group also grants the independent directors RSUs awards which are share-settleable for a fixed monetary amount of $342 thousand, $342 thousand, and $300 thousand for the years ended December 31, 2025, 2024 and 2023. For each award, the shares are generally vested on a graded basis over four quarters of services.
Each share granted subject to an RSU award reduces the number of shares available under the Group's stock incentive plan by one share. The Group satisfies vesting of RSUs with newly issued shares and treasury shares. RSUs may be forfeited by employees who terminate prior to vesting.
A summary of the Group’s RSU activities for the years ended December 31, 2025, 2024 and 2023 is presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2025	150,260	$30.82
Granted	322,210	11.58
Vested	(380,852)	19.15
Forfeited	(575)	28.28
Outstanding as of December 31, 2025	91,043	$11.58

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2024	159,773	$5.01
Granted	567,130	30.72
Vested	(572,402)	23.71
Forfeited	(4,241)	5.01
Outstanding as of December 31, 2024	150,260	$30.82

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2023	—	$—
Granted	412,397	5.23
Vested	(252,624)	5.37
Outstanding as of December 31, 2023	159,773	$5.01
As of December 31, 2025, unrecognized compensation expenses of $264 thousand related to the 91,043 unvested RSUs will be recognized in the next twelve months.
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenues	$318	$970	$9
Selling and marketing expenses	1,215	2,457	169
General and administrative expenses	2,383	11,024	1,501
Research and development expenses	692	2,058	211
Total share compensation expenses	$4,608	$16,509	$1,890
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
In August 2022, the Group consummated its IPO and all outstanding share options were vested and expensed. All share options outstanding were exercised as of December 31, 2023, and no new share options were granted in 2024 and 2025. No outstanding share options remained as of December 31, 2025. The following table summarizes activities of share options for the year ended December 31, 2023.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of shares	Weighted average exercise price	Weighted average grant- date fair value
Outstanding at January 1, 2023	4,556,061	$0.05	$1.15
Granted	—	—	—
Exercised	(4,556,061)	0.05	1.15
Outstanding at December 31, 2023	—	$—	$—
Total intrinsic value of options exercised was nil, nil and $5.2 million for the years ended December 31, 2025, 2024, and 2023.
Total compensation expenses recognized for the years ended December 31, 2025, 2024, and 2023 are nil.
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
In 2022, the Group further granted restricted shares to one non-employee service provider directly attributable to the Group’s IPO. Restricted shares granted were exercisable at $0.05 per share, which is the par value of the Company’s ordinary shares. No other restrictions were stipulated and such restricted shares were vested immediately upon consummation of the Group’s IPO. No restricted shares have been granted after the year ended December 31, 2022, and no unvested restricted shares remained as of December 31, 2025.
A summary of the Company’s restricted shares for the year ended December 31, 2024 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2024	10,545	$0.0015
Vested	(10,545)	0.0015
Outstanding as of December 31, 2024	—	—
Expected to be vested	—	$—

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted shares for the year ended December 31, 2023 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	69,034	$0.0015
Vested	(58,489)	0.0015
Outstanding as of December 31, 2023	10,545	0.0015
Expected to be vested	10,545	$0.0015
14. WARRANTS
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
The Group issued warrants to the Underwriter at the closing of the offering on August 22, 2022, and the Underwriter is entitled to subscribe for, purchase and receive, in whole or in part, up to 29,400 Class A ordinary shares in the par value of $0.05 per share, at the exercise price of $18.375 per share, at any time beginning February 17, 2023, and at or before February 17, 2025. In February 2024, the Underwriter exercised 29,400 of its warrants under cashless exercise for the Company to issue 13,372 Class A ordinary shares in aggregate. No warrants have been issued since and no warrants remain outstanding as of December 31, 2025.
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
15. INCOME TAX
Income tax
The components of income before income taxes are as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
The U.S.	$28,194	$28,279	$16,222
Foreign	132,996	112,335	98,773
Total	$161,190	$140,614	$114,995
For the years ended December 31, 2025, 2024 and 2023, the details of income tax expense are set forth below:

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Current
Federal	$7,014	$11,122	$2,286
State	2,361	4,796	1,358
Foreign	17,542	10,328	16,845
Total current tax expense	26,917	26,246	20,489
Deferred
Federal	(1,757)	(8,637)	724
State	(242)	(1,964)	(261)
Foreign	(1,100)	(839)	(65)
Total deferred tax expense (benefit)	(3,099)	(11,440)	398
Income tax expense	$23,818	$14,806	$20,887
The reconciliation of taxes at the statutory federal rate to our provision for income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year ended December 31,
	2025
	Amount	Percent
	(In thousands, except for percent)
Tax at statutory federal rate:	$33,850	21.0%
Domestic federal:
Nontaxable and nondeductible items	(35)	—%
Changes in valuation allowances	134	0.1%
Others	(231)	(0.1)%
State tax, net of federal benefit:	1,534	0.9%
Foreign tax effects:
Mainland China
Cross-border transfer pricing adjustment	10,792	6.7%
Others	(1,246)	(0.8)%
Hong Kong
Non-taxable offshore profit*	(16,096)	(10.0)%
Tax rate differential	(4,125)	(2.6)%
Others	203	0.1%
Germany
Tax rate differential	1,855	1.2%
Others	(861)	(0.5)%
Cayman Islands
Tax rate differential	(1,174)	(0.7)%
Other foreign jurisdictions	(1,065)	(0.7)%
Change in unrecognized tax benefits:	283	0.2%
Total	$23,818	14.8%
*Offshore sourced profits not subject to Hong Kong taxes and taxable in Mainland China as cross-border transfer pricing adjustments.

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2024	2023
	(In thousands)
Tax at statutory federal rate of 21%	$29,529	$24,149
State tax, net of federal benefit	1,468	779
Tax rate differential for foreign entities	(5,392)	(1,445)
Preferential tax rate	(1,795)	(322)
Change in unrecognized tax benefits	1,029	451
Non-deductible expenses	(126)	5
Cross-border transfer pricing adjustment	(6,366)	(1,161)
Change in valuation allowance on deferred tax assets	(197)	(817)
Prior year settlements and claims	(2,411)	(554)
Others	(933)	(198)
Total	$14,806	$20,887
In 2025, state and local income taxes in California, Georgia, New Jersey and Texas comprise the majority of the domestic state and local income taxes, net of federal effect category.
Deferred tax assets and deferred tax liabilities

	December 31,
	2025	2024
	(In thousands)
Net operating losses carryforwards	$1,416	$2,618
Inventories under the uniform capitalization (UNICAP) rules	1,975	1,663
Inventory write-down	502	569
Accrued expenses and other current liabilities	1,232	1,003
Operating lease liabilities, current and non-current	82,965	88,363
Others	827	715
Less: valuation allowance	(1,416)	(2,618)
Total deferred tax assets, net	87,501	92,313
Tax impact of full expensing of qualified property and equipment	(3,397)	(3,763)
Intangibles	(1,027)	(1,061)
Operating lease right-of-use assets	(70,893)	(78,404)
Total gross deferred income tax liabilities	(75,317)	(83,228)
Net deferred assets	$12,184	$9,085
The deferred taxes noted above are classified as follows in the Group’s consolidated balance sheets:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets	$12,981	$10,026
Deferred tax liabilities	(797)	(941)
Net deferred assets	$12,184	$9,085

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in valuation allowance are as follows:

	Year ended December 31,
	2025	2024
	(In thousands)
Balance at the beginning of the year	$2,618	$2,821
Additions	211	392
Reversal	(1,407)	(589)
Expiration	(6)	(6)
Balance at the end of the year	$1,416	$2,618
Net Operating Losses and Valuation Allowances
The net operating loss carryforwards of the Company’s subsidiaries incorporated in the U.S. amounted to $4.5 million, $4.5 million, $3.0 million as of December 31, 2025, 2024 and 2023. As of December 31, 2025, $2.8 million net operating loss carryforwards does not expire, the remainder will begin to expire in 2037. The net operating loss carryforwards of the Company’s foreign subsidiaries amounted to $4.6 million, $8.8 million and $9.7 million as of December 31, 2025, 2024 and 2023. $19 thousand, $185 thousand, $45 thousand, $52 thousand, $206 thousand, $403 thousand, $1.2 million and $4 thousand will expire if unused by December 31, 2026, 2027, 2028, 2029, 2030, 2033, 2034 and 2035, respectively. As of December 31, 2025, the net operating loss carryforwards of the Company’s foreign subsidiaries amounted to $2.5 million, do not expire.
As of December 31, 2025 , 2024 and 2023, the Group had valuation allowances of $1.4 million, $2.6 million and $2.8 million.
Unremitted Earnings
As of December 31, 2025 , 2024 and 2023 respectively, the Group has not recorded approximately $29.0 million, $19.9 million and $12.5 million of deferred tax liabilities associated with remaining unremitted foreign earnings considered indefinitely reinvested, for which foreign income and withholding taxes would be due upon repatriation.
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
As of December 31, 2025, 2024 and 2023 , the amounts of unrecognized tax benefits were $4.6 million, $4.3 million and $3.3 million, respectively, which would affect the Group’s effective income tax rate.
A reconciliation of unrecognized tax benefits is as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Unrecognized tax benefits, beginning of year	$4,321	$3,302	$2,894
Increases	283	1,029	451
Reclassified from prior-year income tax payable	—	(10)	(43)
Unrecognized tax benefits, end of year	$4,604	$4,321	$3,302

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Group classifies interest and penalties related to uncertain tax benefits as income tax expense. Due to uncertainties under the tax law, positions taken on tax returns may be challenged and ultimately disallowed by taxing authorities. Accordingly, it may not be appropriate to reflect a position taken on the tax return when the outcome of that tax position is uncertain. For the years ended December 31, 2025, 2024 and 2023, the Group recorded the amounts of $283 thousand, $1.0 million and $408 thousand, respectively, which are related to uncertainties mainly with regards to the tax impact of transfer pricing adjustment and open interpretation of tax laws in application to our facts and circumstances. The unrecognized tax benefits balances, if recognized upon audit settlement or statute expiration, would affect the effective tax rate. The Group is currently unable to provide an estimate of a range of total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.
As of December 31, 2025, the statute of limitations remains open for U.S. federal tax returns for 2015 and following years. In non-U.S. jurisdictions, the years open to audit represent the years still open under the statute of limitations. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years before 2015.
Income Taxes Paid

Year ended December 31,
2025
(In thousands)
U.S. federal	$7,466
U.S. state and local
California	1,803
Other	895
Foreign
Mainland China	11,589
Germany	906
Other	802
Total	$23,461
16. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the years presented:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Numerator:
Net income	$137,372	$125,808	$94,108
Net income per ordinary share calculation	$137,372	$125,808	$94,108
Denominator:
Weighted average number of ordinary shares outstanding
—Basic	38,158,678	41,079,672	40,788,448
—Diluted	38,232,899	41,201,026	40,922,590
Net income per ordinary share attributable to ordinary shareholders
—Basic	$3.60	$3.06	$2.31
—Diluted	$3.59	$3.05	$2.30

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2023, 29,400 Class A ordinary shares to be issued to the Underwriter upon the exercise of the warrant (disclosed in the Note 14) were not included in the calculation of dilutive net income per ordinary share under the treasury stock method, as their exercise prices were higher than the fair market value of the Company’s ordinary shares, representing out-of-the-money impact from the holder’s perspective. All warrants were exercised in February 2024.
The potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Year ended December 31,
	2025	2024	2023
RSUs	74,221	117,463	103,879
Restricted Shares (“RS”)	—	3,891	30,263
17. REVENUES
The Group’s revenues are disaggregated by major products/services lines and timing of revenue recognition. Detailed information is specified as follows:

	Year ended December 31,
Major products/services lines	2025	2024	2023
	(In thousands)
Service revenues
Platform commission	$19,650	$16,879	$11,187
Ocean transportation service	37,226	65,759	19,703
Drayage service	12,375	15,214	10,762
Warehousing service	58,346	46,189	24,423
Packaging service	34,394	29,951	17,296
Last-mile delivery service	244,952	195,646	142,734
Others	21,242	19,696	9,835
Total service revenues	428,185	389,334	235,940
Product revenues
Product sales to B	208,358	215,702	86,578
Product sales to C	278,476	193,937	118,044
Off-platform ecommerce	486,834	409,639	204,622
GigaCloud 1P	374,247	361,450	263,174
Others	631	619	95
Total product revenues	861,712	771,708	467,891
Revenues	$1,289,897	$1,161,042	$703,831

	Year ended December 31,
Timing of revenue recognition	2025	2024	2023
	(In thousands)
Revenue from goods or services transferred to customers over time	$357,470	$327,406	$198,259
Revenue from goods or services transferred to customers at a point in time	932,427	833,636	505,572
Revenues	$1,289,897	$1,161,042	$703,831

GigaCloud Technology Inc
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
As of December 31, 2025 and 2024, the amounts of contract liabilities are $6.5 million and $4.5 million, respectively. Changes in the contract liabilities balances for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Balance as of beginning of the year	$4,486	$5,537	$2,001
Revenue recognized from opening balance of contract liabilities	(4,486)	(5,537)	(2,001)
Increase due to cash received	668,899	598,533	422,547
Increase due to the acquisition	—	—	2,051
Revenue recognized from cash received during the year	(662,603)	(593,991)	(419,073)
Foreign exchange effect	163	(56)	12
Balance as of end of the year	$6,459	$4,486	$5,537
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
The Group has no other material commitments or long-term obligations as of December 31, 2025.
19. SUBSEQUENT EVENTS
Share Repurchases and Retirement
Subsequent to December 31, 2025, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of February 26, 2026, the Group repurchased a total of 297,944 Class A ordinary shares at an average price of $40.28, totaling approximately $12.0 million. Direct and incremental cost incurred in relation to the repurchase were $12 thousand.
In January 2026, the Group retired 237,269 shares of the Company's Class A ordinary shares. The difference between the cost of the treasury shares and the stated value of the shares is allocated between additional paid-in capital and retained earnings in accordance with ASC 505 requirements.
Acquisition
On January 1, 2026, the Group completed its acquisition of New Classic Home Furnishings, Inc. (“New Classic”), a U.S. based distributor primarily serving the domestic home furnishings market. The Group acquired 100% of the outstanding equity of New Classic for total consideration of $18 million on a debt-free, cash-free basis, including a post-closing earn-out. The acquisition was funded with existing cash on hand and expands the Group's channel-agnostic B2B marketplace along with domestic distribution capabilities. As the transaction was completed subsequent to December 31, 2025, it is not reflected in the accompanying consolidated financial statements.

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
Based upon that evaluation, our management has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
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
As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, KPMG Huazhen LLP, who audited our consolidated financial statements for the year ended December 31, 2025, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2025.
(b) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG Huazhen LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.       Other Information
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2025, none of the director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 11.        Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
Item 14.        Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC not later than 120 days following the end of the fiscal year to which this annual report relates.
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
Date: February 26, 2026

GigaCloud Technology Inc

By:	/s/ Xiaoyang Wei
Name:	Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: February 26, 2026
[Signature Page to 10-K]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman of the Board of Directors,
/s/ Larry Lei Wu	Director and Chief Executive Officer	February 26, 2026
Larry Lei Wu	(Principal Executive Officer)

/s/ Xiaoyang Wei	Chief Financial Officer	February 26, 2026
Xiaoyang Wei	(Principal Financial Officer)

/s/ Marshall Bernes	Director	February 26, 2026
Marshall Bernes

/s/ Zhiwu Chen	Director	February 26, 2026
Zhiwu Chen

/s/ Jan William Visser	Director	February 26, 2026
Jan William Visser

/s/ Kenneth E Lebensburger Jr.	Director	February 26, 2026
Kenneth E Lebensburger Jr.

[Signature Page to 10-K]