Form 10-Q
period 2026-03-31
GigaCloud Technology Inc
filed 2026-05-07
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of outstanding shares of the issuer’s ordinary shares as of April 28, 2026 was 36,787,488, consisting of 29,630,756 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 48,775 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 447,309 Class A ordinary shares issued and repurchased but not yet cancelled) and 7,156,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended March 31, 2026
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
•“off-platform”: the sale of our own inventory to and through third-party ecommerce platforms and to brick-and-mortar retailers;
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
•the impact of any pandemics or epidemics, to our business operations;
•general business, political, social and economic conditions in the U.S. and other markets we have business; and
•assumptions underlying or related to any of the foregoing.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026, or the 2025 Form 10-K, and other sections in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this quarterly report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This quarterly report may contain information derived from various government and private publications. These publications include forward-looking statements, which are subject to risks, uncertainties and assumptions. Although we believe the data and information to be reliable, we have not independently verified the accuracy or completeness of the data and information contained in these publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of the market to grow at the projected rate may have a material and adverse effect on our business and the market price of our Class A ordinary shares. In addition, projections or estimates about our business and financial prospects involve significant risks and uncertainties. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. See “Item 1A. Risk Factors—Risks Related to Our Class A Ordinary Shares—This annual report may contain certain industry data and information that were obtained from third-party sources and were not independently verified by us” in the 2025 Form 10-K. Therefore, you should not place undue reliance on these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$330,271	$379,780
Restricted cash	766	760
Investments	32,938	36,316
Accounts receivable, net	83,513	65,973
Inventories	240,315	188,298
Prepayments and other current assets	21,132	19,535
Total current assets	708,935	690,662
Non-current assets
Operating lease right-of-use assets	435,884	431,455
Property and equipment, net	36,806	32,281
Intangible assets, net	4,936	4,978
Goodwill	12,900	12,586
Deferred tax assets	14,369	12,981
Other non-current assets	16,388	17,516
Total non-current assets	521,283	511,797
Total assets	$1,230,218	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$98,780	$105,407
Contract liabilities	5,890	6,459
Current operating lease liabilities	106,675	100,326
Income tax payable	23,776	17,509
Accrued expenses and other current liabilities	107,821	112,547
Total current liabilities	342,942	342,248
Non-current liabilities
Operating lease liabilities, non-current	367,345	368,321
Deferred tax liabilities	730	797
Finance lease obligations, non-current	863	690
Non-current income tax payable	4,693	4,604
Contingent consideration	3,346	—
Total non-current liabilities	376,977	374,412
Total liabilities	$719,919	$716,660
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Shareholders’ equity
Treasury shares, at cost (304,321 and 237,269 shares held as of March 31, 2026 and December 31, 2025, respectively)	$(12,267)	$(7,126)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 29,455,790 and 29,637,687 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1,489	1,495
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 7,156,732 and 7,276,732 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	357	363
Additional paid-in capital	87,395	88,674
Accumulated other comprehensive income (loss)	(175)	1,527
Retained earnings	433,500	400,866
Total shareholders’ equity	510,299	485,799
Total liabilities and shareholders’ equity	$1,230,218	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Service revenues	$116,540	$94,068
Product revenues	242,948	177,838
Total revenues	359,488	271,906
Cost of revenues
Services	106,630	79,156
Products	167,012	129,024
Total cost of revenues	273,642	208,180
Gross profit	85,846	63,726
Operating expenses
Selling and marketing expenses	31,242	18,558
General and administrative expenses	9,762	14,340
Research and development expenses	2,358	2,493
Losses on disposal of property and equipment	5	12
Total operating expenses	43,367	35,403
Operating income	42,479	28,323
Interest expense	(120)	(23)
Interest income	2,984	2,621
Foreign currency exchange gains (losses), net	(280)	792
Others, net	854	792
Income before income taxes	45,917	32,505
Income tax expense	(7,793)	(5,359)
Net income	$38,124	$27,146
Foreign currency translation adjustment, net of nil income taxes	(52)	411
Net unrealized loss on available-for-sale investments	(8)	(6)
Intra-entity foreign currency transactions gain (loss)	(1,609)	1,636
Release of foreign currency translation reserve related to liquidation of subsidiaries	(33)	(1)
Total other comprehensive income (loss)	(1,702)	2,040
Comprehensive Income	$36,422	$29,186
Net income per ordinary share
—Basic	$1.04	$0.68
—Diluted	$1.04	$0.68
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	36,683,938	40,020,265
—Diluted	36,771,570	40,138,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2026	29,637,687	$1,495	7,276,732	$363	237,269	$(7,126)	$88,674	$1,527	$400,866	$485,799
Net income	—	—	—	—	—	—	—	—	38,124	38,124
Share-based compensation	2,424	—	—	—	—	—	345	—	—	345
Share repurchase	(304,321)	—	—	—	304,321	(12,267)	—	—	—	(12,267)
Retirement of shares	—	(12)	—	—	(237,269)	7,126	(1,624)	—	(5,490)	—
Re-designated ordinary shares from Class B to Class A	120,000	6	(120,000)	(6)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(52)	—	(52)
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(8)	—	(8)
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	(1,609)	—	(1,609)
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(33)	—	(33)
Balance as of March 31, 2026	29,455,790	$1,489	7,156,732	$357	304,321	$(12,267)	$87,395	$(175)	$433,500	$510,299
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$38,124	$27,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,226	2,049
Share-based compensation	345	1,227
Operating lease	992	1,125
Changes in accounts receivables	(10,159)	(9,011)
Changes in inventories	(43,458)	(30,845)
Changes in prepayments and other assets	(128)	(3,217)
Changes in accounts payable, accrued expenses and other current liabilities	(17,430)	14,551
Changes in contract liabilities	(492)	1,096
Changes in income tax payable	6,503	6,418
Changes in deferred income taxes	33	(1,511)
Other operating activities	1,709	405
Net cash provided by (used in) operating activities	(21,735)	9,433
Cash flows from investing activities:
Purchases of property and equipment	(4,468)	(2,395)
Disposals of property and equipment	22	34
Acquisitions, net of cash acquired	(13,329)	—
Purchases of investments	(24,825)	(25,000)
Sales and maturities of investments	27,793	31,986
Net cash provided by (used in) investing activities	$(14,807)	$4,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Repayment of finance lease obligations	$(148)	$(34)
Repurchases of ordinary shares	(12,267)	(22,734)
Net cash used in financing activities	(12,415)	(22,768)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(546)	674
Net decrease in cash, cash equivalents and restricted cash	(49,503)	(8,036)
Cash, cash equivalents and restricted cash at the beginning of the period	380,540	260,444
Cash, cash equivalents and restricted cash at the end of the period	$331,037	$252,408
Supplemental disclosure of cash flow information
Cash paid for interest expense	$120	$23
Cash paid for income taxes	$1,196	$552
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	$555	$17
Contingent consideration and consideration payable	$4,280	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company incorporated in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, “we” or “our”) are principally engaged in large parcel merchandise sales and the provision of B2B technology solutions by utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment network primarily located in the United States, Japan, Europe, and Canada.
Organization
The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 include the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Group have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2025 Form 10-K.
There were no significant changes to our significant accounting policies as disclosed in the 2025 Form 10-K.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$330,271	$379,780
Restricted cash	766	760
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$331,037	$380,540

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three months ended March 31, 2026 and 2025.
One customer individually represented greater than 10.0% of total accounts receivable balance as of March 31, 2026, and two customers individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2025, and no other customers accounted for 10.0% or more of total accounts receivable balance as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	21.6%	21.7%
Customer B	*	13.3%
During the three months ended March 31, 2026 and 2025, one service provider individually represented 11.1% and 19.1% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases.
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
Accounts receivable (Note 4) from product and service sales are exposed to credit risk. The assessment of the counter parties’ creditworthiness is primarily based on past payment history and current ability to pay, taking into account information specific to the counter parties as well as pertaining to the economic environment in which the counter parties operate.
Segment Reporting
The Group’s chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis and uses consolidated revenue, gross margins, and net income to make decisions about allocating resources and assessing performance of the Group. For the purposes of internal reporting and management’s operational review, the Group’s CODM and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Group has one operating segment. The measurement of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the unaudited condensed consolidated statements of comprehensive income.
The CODM reviews and utilizes significant segment expenses, including cost of revenues, selling and marketing, general and administrative, and research and development at the consolidated level to manage and assess the Company's operations. Other segment items included in the consolidated net income are losses on disposal of property and equipment, interest expense, interest income, foreign currency exchange gains (losses), net, others, net, and income tax expenses, which are reflected in the consolidated statements of operations.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of March 31, 2026 and December 31, 2025 was as follows:

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2026	December 31, 2025
	(In thousands)
The United States	$412,453	$407,887
Others	60,237	55,849
Total long-lived assets	$472,690	$463,736

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geography for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Revenues by geographic regions:	(In thousands)
Hong Kong	$5,505	$4,335
Platform commission	5,505	4,335
United States	6,685	10,797
Germany	1,091	561
Others(1)	73	—
Ocean transportation service	7,849	11,358
United States	2,500	2,711
Germany	630	61
Others(1)	20	—
Drayage service	3,150	2,772
United States	14,768	13,660
Germany	1,078	299
Others(1)	221	119
Warehousing service	16,067	14,078
United States	9,122	7,178
Germany	357	45
Others(1)	47	27
Packaging service	9,526	7,250
United States	54,185	42,508
Germany	13,233	5,787
Others(1)	1,575	949
Last-mile delivery service	68,993	49,244
United States	4,843	4,204
Germany	261	37
Others(1)	346	790
Others	5,450	5,031
Service revenues	$116,540	$94,068
United States	126,278	109,594
Germany	92,711	51,551
Japan	11,531	10,779
Others(1)	12,428	5,914
Product revenues	$242,948	$177,838
Total revenues	$359,488	$271,906
_____________________
(1)Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three months ended March 31, 2026 and 2025.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those annual reporting years. If the practical expedient is elected, the amendments should be applied prospectively. Early adoption is permitted. The Group adopted this ASU on January 1, 2026 prospectively and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
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
2.BUSINESS COMBINATION
New Classic Home Furnishings, Inc. (“New Classic”)
In January 2026, the Group completed its acquisition of New Classic, a U.S. based wholesaler primarily serving the domestic home furnishings market (the “Acquisition”). The Group acquired 100% of the outstanding equity of New Classic for total consideration of $18.7 million after net working capital adjustments, inclusive of a post-close earnout to be paid in 2027. The acquisition was completed on a debt free basis and was funded using cash on hand from operations. The acquisition of New Classic had no impact on the Group’s weighted-average shares as no shares were issued.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

Amount
(In thousands)
Cash and cash equivalents	$71
Accounts receivable, net	8,891
Inventories	12,039
Prepayments and other current assets	870
Operating lease right-of-use assets	5,720
Property and equipment, net	838
Intangible assets	270
Deferred tax assets	1,524
Total assets acquired	$30,223
Accounts payable	(3,916)
Current operating lease liabilities	(4,842)
Accrued expenses and other current liabilities	(1,947)
Operating lease liabilities, non-current	(878)
Finance lease obligations, non-current	(274)
Total liabilities assumed	$(11,857)
Total identifiable net assets	$18,366
Goodwill	314
Total purchase price	$18,680
The following table summarizes the consideration paid/payable for the New Classic acquisition as of the acquisition date:

Amount
(In thousands)
Cash paid	$14,400
Cash payable	955
Contingent consideration	3,325
Total purchase price	$18,680
The New Classic acquisition agreement includes an earnout provision requiring a $3.6 million payment to the seller upon achieving $60.0 million in net revenue within the twelve-month period beginning after the closing of the Acquisition. The earnout will be paid on a pro-rated basis if net revenue falls between $50.7 million and $60.0 million, and will not be paid if net revenue falls below $50.7 million. Any such payments will be made to the Seller no later than April 15, 2027. The Group determined the fair value of the contingent payment to be $3.3 million, using a probability weighted scenario approach based on the aforementioned earnout provisions and discounting the potential payments to their present value.
The intangible assets acquired of $270 thousand consist of customer relationships (amortized over 10 years), which was measured at fair value following the income approach.
The carrying value of accounts receivable, prepayments and other current assets, and accounts payable approximate their fair value.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill of $314 thousand represents the excess purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributable to expected synergies from future growth.
Acquisition-related costs for New Classic were approximately $265 thousand. Acquisition-related costs were expensed as incurred and are included in general and administrative expenses within the unaudited condensed consolidated statements of comprehensive income.
3.FAIR VALUE MEASUREMENTS
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
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property and equipment, intangible assets and goodwill. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the valuation of the Group’s financial assets and liabilities as of March 31, 2026 measured at fair value on a recurring basis.

		As of March 31, 2026
	Balance Sheet Caption(1)	Cost or amortized cost	Fair value (Level 2)	Fair value (Level 3)
		(In thousands)
Assets:
Money market instruments(2)	Cash and cash equivalents	$110,940	$111,045	$—
Treasury enhanced notes(2)	Cash and cash equivalents	10,093	10,091	—
U.S. treasury securities(2)	Investments	9,897	9,894	—
Deposits	Investments	23,000	23,044	—

Liabilities:
Contingent consideration(3)	Other long-term liabilities	$—	$—	$3,346
_____________________
(1)    Balance sheet caption is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2)    Fair value is determined using broker quotes reflecting current market conditions.
(3)    Fair value is determined by applying a probability weighted scenario approach and discounting potential payments to their present value.
Investments and Cash Equivalents
Investments and cash equivalents are measured at fair value on a recurring basis. As of March 31, 2026, investments in the unaudited condensed consolidated balance sheets include time deposits and U.S. treasury securities, with maturity of three months to 12 months.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income or loss”. The related unrealized gains (losses) recorded in accumulated other comprehensive income (loss) were $(5) thousand and $1 thousand as of March 31, 2026 and 2025. No realized gains or losses were recorded for the three months ended March 31, 2026 and 2025, respectively.
Acquisition-Related Contingent Consideration
Contingent consideration is related to the Group’s acquisition of New Classic (see Note 2). The Group determined the fair value of the contingent payment using a probability weighted scenario approach based on earnout provisions and discounting the potential payments to their present value. The probabilities of the various scenarios regarding whether the target revenue can be achieved are based on management's estimates, which cannot be observed in the market and thus represents a Level 3 measurement. Each period, the Group evaluates the fair value of acquisition-related contingent consideration liabilities and records any changes in the fair value of such liabilities in others, net in the Group’s consolidated statements of comprehensive income. Based on current forecasts, the Group determined achievement of the earnout target is probable. Changes in either the revenue estimates or the discount rate could result in a material change to the amount of contingent consideration accrued.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A reconciliation of the Group’s contingent consideration liabilities related to acquisitions for the three months ended March 31, 2026 is as follows:

Level 3 Instruments Rollforward	March 31, 2026
(In thousands)
Balance as of the beginning of the period	$—
Additions	3,325
Change in fair value	21
Balance as of the end of the period	$3,346

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$84,278	$66,567
Less: allowance for credit losses	(765)	(594)
Accounts receivable, net	$83,513	$65,973

The movement of the allowance for credit losses is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance as of the beginning of the period	$(594)	$(937)
Provision for credit losses	(272)	(428)
Write-offs	101	31
Balance as of the end of the period	$(765)	$(1,334)
5.INVENTORIES
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Products available for sale	$152,418	$105,853
Goods in transit	87,897	82,445
Inventories	$240,315	$188,298

6.LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancellable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancellable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain forklifts used in the fulfillment centers are leased under finance leases, which have a fixed lease term of one to five years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.
The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

		March 31, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$435,884	$431,455
Finance lease right-of-use assets	Property and equipment, net	1,637	1,277
Total right-of-use assets		$437,521	$432,732

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		March 31, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(106,675)	$(100,326)
Finance lease liabilities	Accrued expenses and other current liabilities	(561)	(344)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(367,345)	(368,321)
Finance lease liabilities	Finance lease obligations, non-current	(863)	(690)
Total lease liabilities		$(475,444)	$(469,681)
The components of lease cost are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$31,510	$27,448
Finance lease cost
Amortization of right-of-use assets	127	30
Interest on lease liabilities	25	12
Short-term lease costs	62	112
Total	$31,724	$27,602
Lease terms and discount rates are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.57	4.68
Finance leases	2.88	3.46

Weighted average discount rate:
Operating leases	3.5%	3.3%
Finance leases	6.9%	7.6%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of March 31, 2026, including rental payments for lease renewal options the Group is reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2026	$91,215	$495
2027	120,918	515
2028	115,069	324
2029	84,943	160
2030	46,892	70
Thereafter	62,985	19
Total lease payments	522,022	1,583
Less: imputed interest	(48,002)	(159)
Present value of lease liabilities	$474,020	$1,424
7.ORDINARY SHARES
Share Repurchases
In the three months ended March 31, 2026, the Group repurchased a total of 304,321 Class A ordinary shares at an average price of $40.27, totaling approximately $12.3 million. Direct and incremental costs incurred in relation to the repurchases were $12 thousand. Under existing repurchase plans authorized by our Board of Directors, $77.4 million remain available for Class A ordinary share repurchases as of March 31, 2026.
The following table presents the shares of treasury shares repurchased and reissued:

	Three Months ended March 31,
	2026	2025
Treasury shares at the beginning of the period	237,269	609,390
Repurchases	304,321	1,400,986
Retirement	(237,269)	—
Share-based compensation	—	(1,392)
Treasury shares at the ending of the period	304,321	2,008,984
8.SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
A summary of the Company’s share-based compensation activities for the three months ended March 31, 2026 is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2026	91,043	$11.58
Granted	—	—
Vested	—	—
Forfeited	(337)	11.58
Outstanding as of March 31, 2026	90,706	$11.58

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of revenues	$29	$139
Selling and marketing expenses	66	177
General and administrative expenses	104	570
Research and development expenses	60	256
Total share compensation expenses	$259	$1,142
9.INCOME TAX
The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025 was $7.8 million, and $5.4 million respectively, representing effective income tax rates of 17.0% and 16.5%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Group’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.
10.NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands except for share data)
Numerator:
Net income	$38,124	$27,146
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	36,683,938	40,020,265
- Diluted	36,771,570	40,138,522
Net income per ordinary share attributable to ordinary shareholders
- Basic	$1.04	$0.68
- Diluted	$1.04	$0.68
For the three months ended March 31, 2026 and 2025, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended March 31,
	2026	2025
RSUs	87,632	118,257

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended March 31,
Major products/services lines	2026	2025
	(In thousands)
Service revenues
Platform commission	$5,505	$4,335
Ocean transportation service	7,849	11,358
Drayage service	3,150	2,772
Warehousing service	16,067	14,078
Packaging service	9,526	7,250
Last-mile delivery service	68,993	49,244
Others	5,450	5,031
Total service revenues	116,540	94,068
Product revenues
Product sales to B	67,389	43,985
Product sales to C	85,475	52,365
Off-platform	152,864	96,350
GigaCloud 1P	90,013	81,385
Others	71	103
Total product revenues	242,948	177,838
Revenues	$359,488	$271,906

	Three Months Ended March 31,
Timing of revenue recognition	2026	2025
	(In thousands)
Revenue from goods or services transferred to customers over time	$97,148	$78,573
Revenue from goods or services transferred to customers at a point in time	262,340	193,333
Revenues	$359,488	$271,906
Contract Liabilities
Changes in the contract liabilities balances for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance as of beginning of the period	$6,459	$4,486
Revenue recognized from opening balance of contract liabilities	(6,459)	(4,486)
Increase due to cash received	171,744	141,126
Revenue recognized from cash received during the period	(165,800)	(135,513)
Foreign exchange effect	(54)	52
Balance as of end of the period	$5,890	$5,665
Contract liabilities relate to considerations received in advance for merchandise sales and services provided for which control of the services occur at a later point in time. The contract liabilities will be recognized as revenue when the Group fulfills its performance obligations to transfer the promised products or services to customers, which is expected to occur within one year.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Group has elected the practical expedient under ASC 606-10-50-14(a) not to disclose information regarding remaining performance obligations which are part of contracts that have an original expected duration of one year or less.
12.COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than twelve months are disclosed as maturity of lease liabilities in Note 6.
The Group had no other material commitments or long-term obligations as of March 31, 2026.
13.SUBSEQUENT EVENTS
Subsequent to March 31, 2026, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of May 7, 2026, the Group repurchased a total of 200,628 Class A ordinary shares at an average price of $44.98, totaling approximately $9.0 million. Direct and incremental costs incurred in relation to the repurchases were $8 thousand.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the 2025 Form 10-K and the unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q.
In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements or those implied in historical results and trends. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included in the 2025 Form 10-K and this quarterly report on Form 10-Q.
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
Overview
We are a pioneer of global end-to-end B2B technology solutions for large parcel merchandise. We generate revenues primarily through three revenue streams:
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
•Off-platform: generates product revenues through the sale of our inventory to and through third-party ecommerce websites and to brick-and-mortar retailers.
GMV from GigaCloud 3P and GigaCloud 1P together make up our GigaCloud Marketplace GMV, and GMV from off-platform and GigaCloud Marketplace GMV together make up our total GMV across the platforms. These three revenue streams complement each other to improve our value proposition to sellers and buyers in our GigaCloud Marketplace.
Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$359,488	$271,906
Gross profit	85,846	63,726
Operating income	42,479	28,323
Net income	38,124	27,146
Net income per ordinary share
—Basic	$1.04	$0.68
—Diluted	$1.04	$0.68

	Three Months Ended March 31,
	2026	2025
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$45,624	$33,183
Adjusted EPS – diluted	1.24	0.83
_____________________
(1)    See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended March 31,
Key Operating Metrics:	2026	2025
GigaCloud Marketplace GMV (in $ thousands)	$1,664,603	$1,416,729
Active 3P sellers	1,377	1,154
3P seller GigaCloud Marketplace GMV(in $ thousands)	$908,609	$734,300
Active buyers	12,473	9,966
Spend per active buyer (in $)	$133,457	$142,156
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace.
GigaCloud Marketplace GMV increased to $1,664.6 million in the 12 months ended March 31, 2026 from $1,416.7 million in the 12 months ended March 31, 2025, representing a growth of 17.5% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continued to gain scale and market position.
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,377 in the 12 months ended March 31, 2026 from 1,154 in the 12 months ended March 31, 2025, representing an increase of 19.3% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs was over 50,000 as of March 31, 2026. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals, and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.

3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV increased to $908.6 million in the 12 months ended March 31, 2026 from $734.3 million in the 12 months ended March 31, 2025, representing an increase of 23.7% period-over-period as our marketplace continues to gain scale and market position. 3P Seller GigaCloud Marketplace GMV represented 54.6% and 51.8% of total GigaCloud Marketplace GMV in the 12 months ended March 31, 2026 and March 31, 2025, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 12,473 in the 12 months ended March 31, 2026 from 9,966 in the 12 months ended March 31, 2025, representing an increase of 25.2% period-over-period as our marketplace continues to gain scale and market position. We view the number of active buyers as a key driver of our GigaCloud Marketplace GMV and revenue growth, and a key indicator of our ability to attract and engage buyers in our marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings, and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace decreased to $133,457 in the 12 months ended March 31, 2026 from $142,156 in the 12 months ended March 31, 2025, representing a decrease of 6.1% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow spend per active buyer by expanding our product offerings, increasing buyers’ purchase frequency and raising the average price per purchase. The decrease in spend per active buyer in the 12 months ended March 31, 2026 was primarily due to new buyers onboarded during the period generally require longer period of time to increase their spending in our GigaCloud Marketplace.
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
Our number of active 3P sellers was 1,377 in the 12 months ended March 31, 2026, compared to 1,154 in the 12 months ended March 31, 2025, representing an increase of 19.3% compared to the previous period. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive logistics network enabling hassle-free delivery of large parcel merchandise and our expansion into new markets.
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
We attract new sellers predominantly through organic channels such as geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. In the past, we have completed acquisitions that supplemented our supply chain, fulfillment and logistics capabilities, which attracted more sellers and buyers onto our GigaCloud Marketplace after these strategic acquisitions. In January 2026, we completed the acquisition of New Classic. We may consider future acquisitions to increase the number of sellers and buyers. We also plan to augment organic customer acquisition by adding additional sales and marketing employees to enhance seller and buyer growth.
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Europe and Japan who procure large parcel merchandise to resell to other retailers or to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of March 31, 2026, the number of SKUs from GigaCloud 1P was over 38,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 80,000 SKUs in total. Our buyers can browse products in our marketplace and list products on their preferred ecommerce websites such as Wayfair, Amazon, Home Depot, Walmart and Overstock, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to the end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the end customer.

In the 12 months ended March 31, 2026, we had 12,473 active buyers in our marketplace with an average $133,457 spend per active buyer, representing a 25.2% increase in active buyers and a 6.1% decrease in spend per active buyer compared to the previous period, mirroring the macroeconomic challenges faced by retailers.
Recent and Future Acquisitions
In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive new markets.
In the past, we have completed strategic acquisitions to broaden our product offerings, supplement our supply chain, fulfillment and logistics capabilities. In January 2026, we completed the acquisition of New Classic. We may consider future acquisitions of assets, companies, technologies or businesses that are complementary to our business and the costs of identifying and consummating acquisitions may be significant. Acquisitions could result in the use of substantial amounts of cash, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
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
Overall Economic Trends
The overall economic environment and related changes in customer behavior have a significant impact on our business. Customer spending, which is discretionary, ultimately impacts platform users’ spending on our products and services, and therefore positive economic conditions generally drive stronger business performance.
Recent global economic uncertainties, inflation, fluctuating interest rates, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing conflicts in the Middle East, along with other global tensions, could further impact the demand of products and freight rates. Furthermore, the recent enactment of heightened tariffs by the U.S. government, along with the unpredictability of tariff regimes, shipping and freight rates, introduces further uncertainty and may impact both the pricing of goods and services and our profitability. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer and commercial credit, interest rates, tax rates and energy costs.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offerings to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 57.5% and 64.5% of our total revenues in the three months ended March 31, 2026 and 2025, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of March 31, 2026, we leased 36 fulfillment centers with an aggregate gross floor area of approximately 11.7 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 68,048 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supply our transportation network and shipping requirements.
Our ability to improve our operational efficiency depends on our ability to invest in our infrastructure and technology platform, including our warehousing and fulfillment solutions and AI technology. We also invest in our research and development personnel for the design, development, and testing of our platform, and incur software development costs for internal-use software and our group’s websites. We have successfully improved our infrastructure and technology solutions over the past years.

Seasonality
Our business is subject to seasonality. We expect the last quarter of the year to be the most active because of the November and December holiday sales period. Our GigaCloud Marketplace GMV is usually the largest in the fourth quarter of a year. It is uncertain whether this is an indicator of industry trends going forward.
Key Components of Results of Operations
Revenues
We generate service revenues from our GigaCloud 3P business, and product revenues from our GigaCloud 1P, off-platform businesses and others. Service revenues from GigaCloud 3P, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others are generated by facilitating transactions between sellers and buyers in our GigaCloud Marketplace. Product revenues from GigaCloud 1P are generated through the product sales of our inventory through our GigaCloud Marketplace, and product revenues from off-platform are generated from product sales of our inventory to and through third-party ecommerce websites, and to brick-and-mortar retailers.
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$5,505	1.5	$4,335	1.6
Ocean transportation service	7,849	2.2	11,358	4.2
Drayage service	3,150	0.9	2,772	1.0
Warehousing service	16,067	4.5	14,078	5.2
Packaging service	9,526	2.6	7,250	2.7
Last-mile delivery service	68,993	19.2	49,244	18.1
Others	5,450	1.5	5,031	1.9
Subtotal	116,540	32.4	94,068	34.6
Product revenues
Off-platform	152,864	42.5	96,350	35.4
GigaCloud 1P	90,013	25.0	81,385	29.9
Others	71	—	103	—
Subtotal	242,948	67.6	177,838	65.4
Total	$359,488	100.0	$271,906	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$5,505	$4,335
Platform commission	5,505	4,335
United States	6,685	10,797
Germany	1,091	561
Others(1)	73	—
Ocean transportation service	7,849	11,358
United States	2,500	2,711
Germany	630	61
Others(1)	20	—
Drayage service	3,150	2,772
United States	14,768	13,660
Germany	1,078	299
Others(1)	221	119
Warehousing service	16,067	14,078
United States	9,122	7,178
Germany	357	45
Others(1)	47	27
Packaging service	9,526	7,250
United States	54,185	42,508
Germany	13,233	5,787
Others(1)	1,575	949
Last-mile delivery service	68,993	49,244
United States	4,843	4,204
Germany	261	37
Others(1)	346	790
Others	5,450	5,031
Service revenues	$116,540	$94,068
United States	126,278	109,594
Germany	92,711	51,551
Japan	11,531	10,779
Others(1)	12,428	5,914
Product revenues	$242,948	$177,838
Total revenues	$359,488	$271,906
_____________________
(1)    Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2026 and 2025.

Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others. When a seller and buyer enter into a transaction in the GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers. We charge packaging fees in connection with merchandise that we pack and ship. We also charge buyers a flat fee for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products.
From time to time in the three months ended March 31, 2026, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
Product Revenues—GigaCloud 1P
We derive product revenues from the sale of our own inventory in our marketplace. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data, and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites and to brick-and-mortar retailers, or Product Sales to B, such as Wayfair, Amazon, Home Depot, Walmart and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Amazon, OTTO, Real and Target, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but netted against revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth a breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$106,630	29.7	$79,156	29.1
Products	167,012	46.5	129,024	47.5
Total	$273,642	76.1	$208,180	76.6
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
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except for percentages)
Gross Profit	$85,846	$63,726
Gross margin (%)	23.9%	23.4%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth a breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$31,242	8.7	$18,558	6.8
General and administrative expenses	9,762	2.7	14,340	5.3
Research and development expenses	2,358	0.7	2,493	0.9
Losses on disposal of property and equipment	5	—	12	—
Total operating expenses	$43,367	12.1	$35,403	13.0
Selling and Marketing Expenses
Our selling and marketing expenses primarily consist of staff costs which included share-based compensation, payroll and related expenses for personnel engaged in selling and marketing activities, platform service fees charged by third-party ecommerce websites arising from Product sales to C on Off-platform channels, advertising expenses, traveling expenses and commissions paid to independent sales representatives. Advertising expenses include advertisements through various forms of media and marketing and promotional activities.

The following table sets forth a breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$12,466	3.5	$7,368	2.7
Platform service fees	14,330	4.0	8,416	3.1
Advertising expenses	2,110	0.6	1,759	0.6
Traveling	537	0..1	275	0.1
Commission	458	0.1	28	—
Others	1,341	0.4	712	0.3
Total selling and marketing expenses	$31,242	8.7	$18,558	6.8
General and Administrative Expenses
Our general and administrative expenses primarily consist of staff costs which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, office supplies and utility, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance, provision for bad debts and other general corporate expenses.
The following table sets forth a breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$4,137	1.2	$4,166	1.5
Professional fees	1,469	0.4	2,899	1.1
Office supplies and utility	392	0.1	930	0.3
Rental	1,407	0.4	2,980	1.1
Property insurance	998	0.3	1,040	0.4
Donation	—	—	726	0.3
Provision for bad debts	272	0.1	428	0.2
Depreciation	640	0.2	673	0.2
Others	447	0.1	498	0.2
Total general and administrative expenses	$9,762	2.7	$14,340	5.3
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
Interest Income
Our interest income primarily consists of interest income from bank deposits, wealth management products and short-term investment.
Foreign Currency Exchange Gains (Losses), Net
Our foreign exchange gains and losses represent the gains or losses due to appreciation or depreciation of the U.S. dollar against the Japanese Yen, the Euro, the Canadian dollar and the British Pound.
Others, net
Others, net primarily consists of credit card cash back.
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

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$116,540	32.4	$94,068	34.6
Product revenues	242,948	67.6	177,838	65.4
Total revenues	359,488	100.0	271,906	100.0
Cost of revenues
Services	106,630	29.7	79,156	29.1
Products	167,012	46.5	129,024	47.5
Total cost of revenues	273,642	76.1	208,180	76.6
Gross profit	85,846	23.9	63,726	23.4
Operating expenses
Selling and marketing expenses	31,242	8.7	18,558	6.8
General and administrative expenses	9,762	2.7	14,340	5.3
Research and development expenses	2,358	0.7	2,493	0.9
Losses on disposal of property and equipment	5	—	12	—
Total operating expenses	43,367	12.1	35,403	13.0
Operating income	42,479	11.8	28,323	10.4
Interest expense	(120)	—	(23)	—
Interest income	2,984	0.8	2,621	1.0
Foreign currency exchange gains (losses), net	(280)	(0.1)	792	0.3
Others, net	854	0.2	792	0.3
Income before income taxes	45,917	12.8	32,505	12.0
Income tax expense	(7,793)	(2.2)	(5,359)	(2.0)
Net income	$38,124	10.6	$27,146	10.0

Comparison of Three Months Ended March 31, 2026 and 2025
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform sales, increased by 32.2% to $359.5 million in the three months ended March 31, 2026 from $271.9 million in the three months ended March 31, 2025. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 23.8% to $116.5 million in the three months ended March 31, 2026 from $94.1 million in the three months ended March 31, 2025. The increase was primarily attributable to:
◦an increase in revenues from last mile delivery services by 40.2% to $69.0 million in the three months ended March 31, 2026 from $49.2 million in the three months ended March 31, 2025 as our GigaCloud Marketplace GMV and delivery volume continued to increase;
◦an increase in revenues from packaging services by 30.1% to $9.5 million in the three months ended March 31, 2026 from $7.3 million in the three months ended March 31, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from warehousing services by 14.2% to $16.1 million in the three months ended March 31, 2026 from $14.1 million in the three months ended March 31, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform services by 27.9% to $5.5 million in the three months ended March 31, 2026 from $4.3 million in the three months ended March 31, 2025 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from other services by 10.0% to $5.5 million in the three months ended March 31, 2026 from $5.0 million in the three months ended March 31, 2025, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period; partially offset by
◦a decrease in revenues from ocean transportation services by 31.6% to $7.8 million in the three months ended March 31, 2026 from $11.4 million in the three months ended March 31, 2025 as the pricing and volume of ocean transportation services decreased during the period.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 10.6% to $90.0 million in the three months ended March 31, 2026 from $81.4 million in the three months ended March 31, 2025. The increase was primarily due to increases in GigaCloud Marketplace GMV and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform. Our product revenues from off-platform increased by 58.6% to $152.9 million in the three months ended March 31, 2026 from $96.4 million in the three months ended March 31, 2025. The increase was primarily due to increases in sales channels and sales volume in certain third-party off-platform, as well as increased revenues generated from offline sales channels acquired from New Classic.
Cost of Revenues
Our cost of revenues increased by 31.4% to $273.6 million in the three months ended March 31, 2026 from $208.2 million in the three months ended March 31, 2025.
•Our cost of services increased by 34.6% to $106.6 million in the three months ended March 31, 2026 from $79.2 million in the three months ended March 31, 2025, primarily due to:
◦an increase in delivery cost by 37.7% to $74.9 million in the three months ended March 31, 2026 from $54.4 million in the three months ended March 31, 2025, as last mile delivery costs and products handled increased during the period;
◦an increase in rental cost by 27.1% to $21.1 million in the three months ended March 31, 2026 from $16.6 million in the three months ended March 31, 2025 due to more warehousing space and equipment being used for service revenue generating activities;

◦an increase in staff cost by 21.4% to $6.8 million in the three months ended March 31, 2026 from $5.6 million in the three months ended March 31, 2025 as our operating staff continued to increase; and
◦an increase in other cost of services by 81.8% to $2.0 million in the three months ended March 31, 2026 from $1.1 million in the three months ended March 31, 2025.
•Our cost of products increased by 29.5% to $167.0 million in the three months ended March 31, 2026 from $129.0 million in the three months ended March 31, 2025, primarily due to:
◦an increase in product cost by 27.4% to $128.8 million in the three months ended March 31, 2026 from $101.1 million in the three months ended March 31, 2025 as sales volume and cost per unit increased during the period;
◦an increase in delivery cost by 55.6% to $12.6 million in the three months ended March 31, 2026 from $8.1 million in the three months ended March 31, 2025 as our sales volume and the pricing of delivery increased;
◦an increase in staff cost by 38.6% to $7.9 million in the three months ended March 31, 2026 from $5.7 million in the three months ended March 31, 2025 as we increased the number of employees; and
◦an increase in rental costs by 19.7% to $15.2 million in the three months ended March 31, 2026 from $12.7 million in the three months ended March 31, 2025 due to more warehousing space and equipment being used for product revenue generating activities.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 34.7% to $85.8 million in the three months ended March 31, 2026 from $63.7 million in the three months ended March 31, 2025. Our gross margin was 23.9% in the three months ended March 31, 2026 and 23.4% in the three months ended March 31, 2025.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 67.7% to $31.2 million in the three months ended March 31, 2026 from $18.6 million in the three months ended March 31, 2025, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 70.2% to $14.3 million in the three months ended March 31, 2026 from $8.4 million in the three months ended March 31, 2025 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 68.9% to $12.5 million in the three months ended March 31, 2026 from $7.4 million in the three months ended March 31, 2025 as we increased the number of sales and marketing personnel, (iii) an increase in commission to $0.5 million in the three months ended March 31, 2026 as we incurred increased commission paid to sales and marketing representatives after the New Classic acquisition, and (iv) an increase in other selling and marketing expense by 85.7% to $1.3 million in the three months ended March 31, 2026 from $0.7 million in the three months ended March 31, 2025.
General and Administrative Expenses
Our general and administrative expenses decreased by 31.5% to $9.8 million in the three months ended March 31, 2026 from $14.3 million in the three months ended March 31, 2025, which was primarily due to (i) a decrease in rental expense by 52.8% to $1.4 million in the three months ended March 31, 2026 from $3.0 million in the three months ended March 31, 2025, primarily because the fulfillment centers acquired in previous periods became fully operational and the related expenses were moved from general and administrative expenses to cost of revenues as more warehousing space was utilized for revenue generating activity, (ii) a decrease in professional service expense by 49.3% to $1.5 million in the three months ended March 31, 2026 from $2.9 million in the three months ended March 31, 2025 as we engaged less professional services for our financial and legal advisors compared to the previous period, and (iii) a decrease in donation expense as it was an one-time donation to support the recovery efforts for the Greater Los Angeles wildfire in the three months ended March 31, 2025.
Research and Development Expenses
Research and development expenses were $2.4 million in the three months ended March 31, 2026 and $2.5 million in the three months ended March 31, 2025.

Losses on Disposal of Property and Equipment
Losses on disposal of property and equipment were $5 thousand in the three months ended March 31, 2026 and $12 thousand in the three months ended March 31, 2025.
Interest Expense
Interest expense was $120 thousand in the three months ended March 31, 2026 and $23 thousand in the three months ended March 31, 2025.
Interest Income
Interest income was $3.0 million in the three months ended March 31, 2026 and $2.6 million in the three months ended March 31, 2025.
Foreign Currency Exchange Gains / (Losses), Net
Foreign currency exchange losses, net were $0.3 million in the three months ended March 31, 2026, primarily attributable to the fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and the Euro during the period.
Others, net
Others gains, net were $854 thousand in the three months ended March 31, 2026 and $792 thousand in the three months ended March 31, 2025.
Income Tax Expense
Income tax expense was $7.8 million in the three months ended March 31, 2026 and $5.4 million in the three months ended March 31, 2025, primarily due to higher pre-tax income.
Net Income
As a result of the foregoing, our net income was $38.1 million in the three months ended March 31, 2026 and $27.1 million in the three months ended March 31, 2025.
Segment Information for the Three Months Ended March 31, 2026
For the purpose of internal reporting and management’s operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
	(unaudited)
The United States	$412,453	$407,887
Others	60,237	55,849
Total long-lived assets	$472,690	$463,736

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. Revenues by geography for the three months ended March 31, 2026 and 2025 and were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$5,505	$4,335
Platform commission	5,505	4,335
United States	6,685	10,797
Germany	1,091	561
Others(1)	73	—
Ocean transportation service	7,849	11,358
United States	2,500	2,711
Germany	630	61
Others(1)	20	—
Drayage service	3,150	2,772
United States	14,768	13,660
Germany	1,078	299
Others(1)	221	119
Warehousing service	16,067	14,078
United States	9,122	7,178
Germany	357	45
Others(1)	47	27
Packaging service	9,526	7,250
United States	54,185	42,508
Germany	13,233	5,787
Others(1)	1,575	949
Last-mile delivery service	68,993	49,244
United States	4,843	4,204
Germany	261	37
Others(1)	346	790
Others	5,450	5,031
Service revenues	$116,540	$94,068
United States	126,278	109,594
Germany	92,711	51,551
Japan	11,531	10,779
Others(1)	12,428	5,914
Product revenues	$242,948	$177,838
Total revenues	$359,488	$271,906
_____________________
(1)    Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of our total revenues for the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$38,124	$27,146
Add: Income tax expense	7,793	5,359
Add: Interest expense	120	23
Less: Interest income	(2,984)	(2,621)
Add: Depreciation and amortization	2,226	2,049
Add: Share-based compensation expense	345	1,227
Adjusted EBITDA	$45,624	$33,183
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net income per ordinary share – diluted	$1.04	$0.68
Adjustments, per ordinary share:
Add: Income tax expense	0.21	0.13
Add: Interest expense	—	—
Less: Interest income	(0.08)	(0.07)
Add: Depreciation and amortization	0.06	0.05
Add: Share-based compensation expenses	0.01	0.04
Adjusted EPS – diluted	$1.24	$0.83
Weighted average number of ordinary shares outstanding - diluted	36,771,570	40,138,522
Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of March 31, 2026, we had $330.3 million in cash and cash equivalents, $0.8 million in restricted cash and $32.9 million in short-term investments.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $30 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. In July 2024, we renewed the credit facility with a maturity date of June 30, 2026. As of the date of this quarterly report, we have not made any draw downs from this credit facility.

In December 2025, we entered into a credit facility agreement for letter of guarantee with China CITIC Bank, or CITIC Bank, under which we are provided with a credit facility not exceeding RMB60 million, commencing from December 2025 to September 2026. As of the date of this quarterly report, we have not made any draw downs from this credit facility.
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
The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$(21,735)	$9,433
Net cash provided by (used in) investing activities	(14,807)	4,625
Net cash used in financing activities	(12,415)	(22,768)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(546)	674
Net decrease in cash, cash equivalents and restricted cash	$(49,503)	$(8,036)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,540	$260,444
Cash, cash equivalents and restricted cash at the end of the period	$331,037	$252,408
Operating Activities
Net cash used in operating activities in the three months ended March 31, 2026 was $21.7 million. This was attributable to net income of $38.1 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash used in operating activities primarily consisted of (i) changes in inventories of $43.5 million as we increased inventory purchases to support anticipated future sales, (ii) changes in accounts payable, accrued expenses and other current liabilities of $17.4 million as we increased purchases on credit and incurred more VAT in connection with increased sales in Europe, (iii) changes in accounts receivables, net of $10.2 million as customer collections were slower during the period, (iv) changes in income tax payable of $6.5 million as we incurred more income tax during the period, (v) depreciation and amortization of $2.2 million and (vi) other operating activities of $1.7 million.
Net cash provided by operating activities in the three months ended March 31, 2025 was $9.4 million. This was attributable to net income of $27.1 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) changes in inventories of $30.8 million, (ii) changes in accounts payable, accrued expenses and other current liabilities of $14.6 million, (iii) changes in accounts receivables, net of $9.0 million, (iv) changes in income tax payable of $6.4 million, (v) changes in prepayments and other assets of $3.2 million, (vi) depreciation and amortization of $2.0 million and (vii) changes in deferred income taxes of $1.5 million.
Investing Activities
Net cash used in investing activities in the three months ended March 31, 2026 was $14.8 million, primarily consisting of sales and maturities of investments of $27.8 million, purchases of investments of $24.8 million, acquisitions, net of cash acquired of $13.3 million, and purchases of property and equipment of $4.5 million.

Net cash provided by investing activities in the three months ended March 31, 2025 was $4.6 million, primarily consisting of sales and maturities of investment of $32.0 million, purchases of investments of $25.0 million and purchases of property and equipment of $2.4 million.
Financing Activities
Net cash used in financing activities in the three months ended March 31, 2026 was $12.4 million, primarily attributable to repurchase of ordinary shares of $12.3 million.
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
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $4.5 million and $2.4 million in the quarter ended March 31, 2026 and 2025, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2026:

		Payment Due by Year
	Total	Within 2026	2027 – 2029	After 2030

	(In thousands)
Lease commitment(1)
Operating leases	$522,022	$91,215	$320,930	$109,877
Finance leases	1,583	495	999	89
Total	$523,605	$91,710	$321,929	$109,966
_____________________
(1)    Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.
Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of March 31, 2026.
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
In addition, as determined in accordance with local regulations, our subsidiaries in certain of our markets may be restricted from paying us dividends offshore or from transferring a portion of their assets to us, whether in the form of dividends, loans or advances, unless certain requirements are met or regulatory approvals are obtained. In addition, our subsidiaries may be restricted in their ability to pay dividends or distributions or make other transfers to us as a result of the laws of their respective jurisdictions of organization and agreements of our subsidiaries. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” of the 2025 Form 10-K. Even though we currently do not require any such dividends, loans or advances from our entities for working capital and other funding purposes, we may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to our shareholders.
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the three months ended March 31, 2026 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the three months ended March 31, 2026, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2025 Form 10-K.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 1 “Recent accounting pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since December 31, 2025. See “Part II—Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in the 2025 Form 10-K for a discussion on our exposures to market risk.

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
Based upon that evaluation, our management has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. We have reviewed the risk factors appeared in “Part I—Item 1A—Risk Factors” in the 2025 Form 10-K, and, except as presented below, there have been no material changes in our risk factors previously disclosed in the 2025 Form 10-K.
We recorded net cash outflows from operating activities in the three months ended March 31, 2026 and may experience significant cash outflows in the future.
We recorded net cash outflows from operating activities in the three months ended March 31, 2026. We recorded net cash used in operating activities of $21.7 million in the three months ended March 31, 2026, compared to net cash provided by operating activities of $9.4 million in the three months ended March 31, 2025. The net cash outflows in the three months ended March 31, 2026 were primarily due to timing difference in the recording of our operating assets and liabilities. In particular, we increased inventory purchases to support anticipated future sales and changes in working capital, including a reduction in accounts payable, accrued expenses, and other current liabilities. These changes were driven in part by shorter payment terms and reduced utilization of supplier credit arrangements following the New Classic acquisition. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
We expect to continue to procure inventories and invest in additional warehouses and logistics infrastructure to further expand our business which may increase our cash outflows, and there can be no assurance that we will successfully execute our business strategies. If our anticipated sales do not materialize or if we are unable to efficiently manage our inventory and supplier payment terms, we may experience further operating cash outflows from operating activities in the future.
Our ability to generate sufficient cash from operations depends on a number of factors, many of which are beyond our control, including the demand for our products and services, transportation and fuel costs, inflationary pressures, competitive conditions, and overall macroeconomic trends as well as other risks discussed herein. If revenues do not grow as expected or if we are unable to adequately control the costs associated with our operations, we may experience losses and negative cash flows.
We believe that taking into account cash on hand and our operating cash flows, we have sufficient working capital for our present requirements and for at least the next 12 months from the date of this report. However, we may need additional capital resources in the future if we experience changes in business condition or other unanticipated developments, or if we wish to pursue opportunities for investments, acquisitions, capital expenditures or similar actions.
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
The following table presents details of our share repurchase transactions during the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)
January 1, 2026 to January 31, 2026	282,458	$40.35	282,458	$78,215
February 1, 2026 to February 28, 2026	15,486	$38.84	15,486	$77,613
March 1, 2026 to March 31, 2026	6,377	$39.97	6,377	$77,358
Total	304,321		304,321
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) During the three months ended March 31, 2026, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Date: May 7, 2026

GigaCloud Technology Inc

By:	/s/ Erica Xiaoyang Wei
Name:	Erica Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 7, 2026