Form 10-Q
period 2026-06-30
GigaCloud Technology Inc
filed 2026-08-06
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of outstanding shares of the issuer’s ordinary shares as of July 31, 2026 was 35,710,237, consisting of 28,839,563 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 47,985 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 491,831 Class A ordinary shares issued and repurchased but not yet cancelled) and 6,870,674 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended June 30, 2026
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$334,497	$379,780
Restricted cash	739	760
Investments	43,334	36,316
Accounts receivable, net	91,707	65,973
Inventories	218,004	188,298
Prepayments and other current assets	41,957	19,535
Total current assets	730,238	690,662
Non-current assets
Operating lease right-of-use assets	456,704	431,455
Property and equipment, net	37,852	32,281
Intangible assets, net	4,624	4,978
Goodwill	12,900	12,586
Deferred tax assets	15,546	12,981
Other non-current assets	15,849	17,516
Total non-current assets	543,475	511,797
Total assets	$1,273,713	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,128	$105,407
Contract liabilities	5,437	6,459
Current operating lease liabilities	121,374	100,326
Income tax payable	7,666	17,509
Accrued expenses and other current liabilities	125,333	112,547
Contingent consideration	3,368	—
Total current liabilities	349,306	342,248
Non-current liabilities
Operating lease liabilities, non-current	384,108	368,321
Deferred tax liabilities	734	797
Finance lease obligations, non-current	774	690
Non-current income tax payable	4,768	4,604
Total non-current liabilities	390,384	374,412
Total liabilities	$739,690	$716,660
Commitments and contingencies	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Shareholders’ equity
Treasury shares, at cost (nil and 237,269 shares held as of June 30, 2026 and December 31, 2025, respectively)	$—	$(7,126)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 29,331,394 and 29,637,687 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1,467	1,495
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 6,870,674 and 7,276,732 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	343	363
Additional paid-in capital	91,454	88,674
Accumulated other comprehensive income (loss)	(111)	1,527
Retained earnings	440,870	400,866
Total shareholders’ equity	534,023	485,799
Total liabilities and shareholders’ equity	$1,273,713	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Service revenues	$120,826	$96,924	$237,366	$190,992
Product revenues	290,817	225,682	533,765	403,520
Total revenues	411,643	322,606	771,131	594,512
Cost of revenues
Services	106,715	85,856	213,345	165,012
Products	199,372	159,806	366,384	288,830
Total cost of revenues	306,087	245,662	579,729	453,842
Gross profit	105,556	76,944	191,402	140,670
Operating expenses
Selling and marketing expenses	36,182	24,778	67,424	43,336
General and administrative expenses	19,164	13,031	28,926	27,371
Research and development expenses	2,691	3,184	5,049	5,677
Losses on disposal of property and equipment	8	108	13	120
Total operating expenses	58,045	41,101	101,412	76,504
Operating income	47,511	35,843	89,990	64,166
Interest expense	(106)	(32)	(226)	(55)
Interest income	3,058	2,814	6,042	5,435
Foreign currency exchange gains (losses), net	(847)	647	(1,127)	1,439
Others, net	293	1,682	1,147	2,474
Income before income taxes	49,909	40,954	95,826	73,459
Income tax expense	(7,574)	(6,402)	(15,367)	(11,761)
Net income	$42,335	$34,552	$80,459	$61,698
Foreign currency translation adjustment, net of nil income taxes	317	879	265	1,290
Net unrealized gain (loss) on available-for-sale investments	5	(1)	(3)	(7)
Intra-entity foreign currency transactions gain (loss)	(240)	3,386	(1,849)	5,022
Release of foreign currency translation reserve related to liquidation of subsidiaries	(18)	—	(51)	(1)
Total other comprehensive income (loss)	64	4,264	(1,638)	6,304
Comprehensive Income	$42,399	$38,816	$78,821	$68,002
Net income per ordinary share
—Basic	$1.16	$0.91	$2.20	$1.58
—Diluted	$1.16	$0.91	$2.19	$1.58
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	36,531,397	38,073,239	36,607,246	39,041,373
—Diluted	36,546,441	38,106,956	36,658,585	39,117,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2026	29,637,687	$1,495	7,276,732	$363	237,269	$(7,126)	$88,674	$1,527	$400,866	$485,799
Net income	—	—	—	—	—	—	—	—	80,459	80,459
Share-based compensation	350,582	17	—	—	—	—	11,684	—	—	11,701
Share repurchase	(1,062,933)	—	—	—	1,062,933	(42,298)	—	—	—	(42,298)
Retirement of shares	—	(65)	—	—	(1,300,202)	49,424	(8,904)	—	(40,455)	—
Re-designated ordinary shares from Class B to Class A	406,058	20	(406,058)	(20)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	265	—	265
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(3)	—	(3)
Intra-entity foreign currency transactions gain	—	—	—	—	—	—	—	(1,849)	—	(1,849)
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(51)	—	(51)
Balance as of June 30, 2026	29,331,394	$1,467	6,870,674	$343	—	$—	$91,454	$(111)	$440,870	$534,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2025	32,269,345	$1,643	8,076,732	$403	609,390	$(11,816)	$120,262	$(4,136)	$298,861	$405,217
Net income	—	—	—	—	—	—	—	—	61,698	61,698
Share-based compensation	389,555	19	—	—	(44,657)	—	4,235	—	—	4,254
Share repurchase	(3,069,569)	—	—	—	3,069,569	(46,029)	—	—	—	(46,029)
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	1,290	—	1,290
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(7)	—	(7)
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	5,022	—	5,022
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(1)	—	(1)
Retirement of shares	—	(161)	—	—	(3,227,376)	50,550	(30,172)	—	(20,217)	—
Balance as of June 30, 2025	29,589,331	$1,501	8,076,732	$403	406,926	$(7,295)	$94,325	$2,168	$340,342	$431,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of April 1, 2026	29,455,790	$1,489	7,156,732	$357	304,321	$(12,267)	$87,395	$(175)	$433,500	$510,299
Net income	—	—	—	—	—	—	—	—	42,335	42,335
Share-based compensation	348,158	17	—	—	—	—	11,339	—	—	11,356
Share repurchase	(758,612)	—	—	—	758,612	(30,031)	—	—	—	(30,031)
Retirement of shares	—	(53)	—	—	(1,062,933)	42,298	(7,280)	—	(34,965)	—
Re-designated ordinary shares from Class B to Class A	286,058	14	(286,058)	(14)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	317	—	317
Net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	5	—	5
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	(240)	—	(240)
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(18)	—	(18)
Balance as of June 30, 2026	29,331,394	$1,467	6,870,674	$343	—	$—	$91,454	$(111)	$440,870	$534,023
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$80,459	$61,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,431	4,189
Share-based compensation	11,590	4,253
Operating lease	11,703	3,026
Changes in accounts receivables	(19,247)	(9,679)
Changes in inventories	(22,743)	(8,934)
Changes in prepayments and other assets	(22,058)	30
Changes in accounts payable, accrued expenses and other current liabilities	(10,277)	(53)
Changes in contract liabilities	(843)	1,296
Changes in income tax payable	(9,517)	(6,906)
Changes in deferred income taxes	(1,154)	(1,195)
Other operating activities	4,360	317
Net cash provided by operating activities	26,704	48,042
Cash flows from investing activities:
Purchases of property and equipment	(7,784)	(3,972)
Disposals of property and equipment	104	109
Acquisitions, net of cash acquired	(14,284)	—
Purchases of investments	(42,825)	(67,301)
Sales and maturities of investments	35,793	46,986
Net cash used in investing activities	(28,996)	(24,178)
Cash flows from financing activities:
Repayment of finance lease obligations	(300)	(178)
Repurchases of ordinary shares	(42,298)	(46,029)
Net cash used in financing activities	(42,598)	(46,207)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(414)	2,709
Net decrease in cash, cash equivalents and restricted cash	(45,304)	(19,634)
Cash, cash equivalents and restricted cash at the beginning of the period	380,540	260,444
Cash, cash equivalents and restricted cash at the end of the period	$335,236	$240,810
Supplemental disclosure of cash flow information
Cash paid for interest expense	$226	$55
Cash paid for income taxes	$25,894	$19,839
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	$695	$695
Contingent consideration payable	$3,325	$—
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
Organization
The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 included the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$334,497	$379,780
Restricted cash	739	760
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$335,236	$380,540

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and six months ended June 30, 2026 and 2025.
Two customers individually represented greater than 10.0% of total accounts receivable balance as of June 30, 2026, and two customers individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2025, and no other customers accounted for 10.0% or more of total accounts receivable balance as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	25.3%	21.7%
Customer B	10.7%	*
Customer C	*	13.3%
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three months ended June 30, 2026 and 2025, one service provider individually represented 10.7% and 19.3% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases. During the six months ended June 30, 2026 and 2025, one service provider individually represented 10.9% and 19.2% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The CODM reviews and utilizes significant segment expenses, including cost of revenues, selling and marketing, general and administrative, and research and development at the consolidated level to manage and assess the Group's operations. Other segment items included in the consolidated net income are losses on disposal of property and equipment, interest expense, interest income, foreign currency exchange gains (losses), net, others, net, and income tax expenses, which are reflected in the unaudited condensed consolidated statements of comprehensive income.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
The United States	$404,485	$407,887
Others	90,071	55,849
Total long-lived assets	$494,556	$463,736

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues by geographic regions:	(In thousands)
Hong Kong	$6,245	$4,806	$11,750	$9,141
Platform commission	6,245	4,806	11,750	9,141
United States	9,379	8,099	16,064	18,896
Germany	1,143	197	2,234	758
Others(1)	157	16	230	16
Ocean transportation service	10,679	8,312	18,528	19,670
United States	2,361	3,180	4,861	5,891
Germany	750	60	1,380	121
Others(1)	27	2	47	2
Drayage service	3,138	3,242	6,288	6,014
United States	13,929	12,966	28,697	26,626
Germany	1,876	368	2,954	667
Others(1)	238	146	459	265
Warehousing service	16,043	13,480	32,110	27,558
United States	8,712	8,171	17,834	15,349
Germany	495	69	852	114
Others(1)	75	27	122	54
Packaging service	9,282	8,267	18,808	15,517
United States	53,509	45,607	107,694	88,115
Germany	14,496	7,052	27,729	12,839
Others(1)	2,034	1,290	3,609	2,239
Last-mile delivery service	70,039	53,949	139,032	103,193
United States	4,853	4,588	9,696	8,792
Germany	336	81	597	118
Others(1)	211	199	557	989
Others	5,400	4,868	10,850	9,899
Service revenues	$120,826	$96,924	$237,366	$190,992
United States	164,978	141,452	291,256	251,046
Germany	94,808	62,703	187,519	114,254
Japan	13,231	12,822	24,762	23,601
Others(1)	17,800	8,705	30,228	14,619
Product revenues	$290,817	$225,682	$533,765	$403,520
Total revenues	$411,643	$322,606	$771,131	$594,512
_____________________
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of the Company’s total revenues for the three and six months ended June 30, 2026 and 2025.

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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments include various technical corrections, clarifications, and other incremental improvements to the FASB Accounting Standards Codification across multiple Topics, including clarifications related to diluted earnings per share calculations, lease receivable disclosures, beneficial interests, treasury stock retirements, and transfers and measurement of receivables arising from contracts with customers. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those annual reporting years, with early adoption permitted. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update establish authoritative guidance for the accounting treatment of environmental credits and related obligations, including recognition, measurement, presentation, and disclosure requirements. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Adoption of this ASU should be applied retrospectively with a cumulative-effect adjustment to retained earnings (or other appropriate equity or net asset components) at the beginning of the adoption period, without recasting prior-period financial statements. The Group is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Reclassification
Certain reclassifications have been made to our prior period’s financial statements to conform to our current period presentation. These reclassifications had no effect on our previously reported results of operations or retained earnings.
2. BUSINESS COMBINATION
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
During the three months ended June 30, 2026, the Group paid the outstanding consideration payable of $955 thousand as of the acquisition date.
The New Classic acquisition agreement includes an earnout provision requiring a $3.6 million payment to the seller upon achieving $60.0 million in net revenue within the twelve-month period beginning after the closing of the Acquisition. The earnout will be paid on a pro-rated basis if net revenue falls between $50.7 million and $60.0 million, and will not be paid if net revenue falls below $50.7 million. Any such payments will be made to the Seller no later than April 15, 2027. The Group determined the fair value of the contingent payment to be $3.3 million as of the acquisition date, using a probability weighted scenario approach based on the aforementioned earnout provisions and discounting the potential payments to their present value.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. FAIR VALUE MEASUREMENTS
The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for the Group’s accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
Investments and Cash Equivalents
Investments and cash equivalents are measured at fair value on a recurring basis. As of June 30, 2026, investments in the unaudited condensed consolidated balance sheets include time deposits, U.S. treasury securities and treasury enhanced notes, with maturity of three months to 12 months.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income or loss”. The related unrealized gain/(loss) recorded in accumulated other comprehensive income were nil and $3 thousand as of June 30, 2026 and December 31, 2025, respectively. No realized gains or losses were recorded for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, all available-for-sale securities are expected to mature within one year.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the valuation of the Group’s financial assets and liabilities as of June 30, 2026 measured at fair value on a recurring basis.

		As of June 30, 2026
	Balance Sheet Caption(1)	Cost or amortized cost	Fair value (Level 2)	Fair value (Level 3)
		(In thousands)
Assets:
Money market instruments(2)	Cash and cash equivalents	$112,112	$112,103	$—
Treasury enhanced notes(2)	Investments	10,095	10,094	—
U.S. treasury securities(2)	Investments	9,984	9,985	—
Deposits	Investments	23,000	23,255	—

Liabilities:
Contingent consideration(3)	Contingent consideration	$—	$—	$3,368
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
A reconciliation of the Group’s contingent consideration liabilities related to acquisitions for the three and six months ended June 30, 2026 is as follows:

Level 3 Instruments Rollforward	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In thousands)
Balance as of the beginning of the period	$3,346	$—
Additions	—	3,325
Change in fair value	22	43
Balance as of the end of the period	$3,368	$3,368
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$92,704	$66,567
Less: allowance for credit losses	(997)	(594)
Accounts receivable, net	$91,707	$65,973

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The movement of the allowance for credit losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance as of the beginning of the period	$(765)	$(1,334)	$(594)	$(937)
Provision for credit losses	(454)	(69)	(726)	(497)
Write-offs	222	30	323	61
Balance as of the end of the period	$(997)	$(1,373)	$(997)	$(1,373)
5. INVENTORIES
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Products available for sale	$160,593	$105,853
Goods in transit	57,411	82,445
Inventories	$218,004	$188,298

6. LEASES
The Group leases its office space, fulfillment centers and other facilities under non-cancelable operating leases with various expiration dates. The Group also has equipment that is leased under non-cancelable finance leases. The Group considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it will renew or replace the lease. In the event the Group is reasonably certain to exercise the option to extend a lease, the Group will include the extended terms in the operating lease right-of-use asset and operating lease liability. Certain forklifts used in the fulfillment centers are leased under finance leases, which have a fixed lease term of one to six years from the lease commencement dates. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term.
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		June 30, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$456,704	$431,455
Finance lease right-of-use assets	Property and equipment, net	1,634	1,277
Total right-of-use assets		$458,338	$432,732

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		June 30, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(121,374)	$(100,326)
Finance lease liabilities	Accrued expenses and other current liabilities	(637)	(344)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(384,108)	(368,321)
Finance lease liabilities	Finance lease obligations, non-current	(774)	(690)
Total lease liabilities		$(506,893)	$(469,681)
The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$32,942	$27,842	$64,452	$55,290
Finance lease cost
Amortization of right-of-use assets	123	38	250	68
Interest on lease liabilities	24	14	49	26
Short-term lease costs	130	15	192	127
Total	$33,219	$27,909	$64,943	$55,511
Lease terms and discount rates are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.60	4.68
Finance leases	2.61	3.46

Weighted average discount rate:
Operating leases	3.7%	3.3%
Finance leases	6.7%	7.6%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of June 30, 2026, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2026	$71,211	$365
2027	130,010	595
2028	125,199	347
2029	95,527	159
2030	57,826	70
Thereafter	78,529	19
Total lease payments	558,302	1,555
Less: imputed interest	(52,820)	(144)
Present value of lease liabilities	$505,482	$1,411
7. ORDINARY SHARES
Share Repurchases
In the three months ended June 30, 2026, the Group repurchased a total of 758,612 Class A ordinary shares at an average price of $39.55, totaling approximately $30.0 million. Direct and incremental costs incurred in relation to the repurchases were $30 thousand. Under existing repurchase plans authorized by our Board of Directors, $47.3 million remain available for Class A ordinary share repurchases as of June 30, 2026.
In the three months ended June 30, 2026, the Group retired 1,062,933 shares of the Company's Class A ordinary shares, which were repurchased in the six months ended June 30, 2026. The difference between the cost of the treasury shares and the stated value of the shares is allocated between additional paid-in capital and retained earnings in accordance with ASC 505 requirements.
The following table presents the movements in treasury shares during the three and six months ended June 30, 2026:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Treasury shares at the beginning of the period	304,321	2,008,984	237,269	609,390
Repurchases	758,612	1,668,583	1,062,933	3,069,569
Retirement	(1,062,933)	(3,227,376)	(1,300,202)	(3,227,376)
Share-based compensation	—	(43,265)	—	(44,657)
Treasury shares at the end of the period	—	406,926	—	406,926

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
In the three months ended June 30, 2026, the Company granted 339,020 RSUs with no exercise price to employees with two types of vesting schedules of (1) vesting immediately after the grant or (2) vesting 50% immediately after the grant and cliff vesting the other 50% upon the satisfaction of one-year service with the Group after the grant. Each of the RSUs granted is stipulated to vest following either of the two.
A summary of the Company’s share-based compensation activities for the three and six months ended June 30, 2026 were presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of April 1, 2026	90,706	$11.58
Granted	339,020	41.00
Vested(1)	(345,788)	33.31
Forfeited	(4,580)	38.58
Outstanding as of June 30, 2026	79,358	$41.00
_____________________
(1)    Includes 3,659 shares issued to certain executive officers in settlement of a fixed-dollar incentive award.

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2026	91,043	$11.58
Granted	339,020	41.00
Vested(1)	(345,788)	33.31
Forfeited	(4,917)	36.73
Outstanding as of June 30, 2026	79,358	$41.00
_____________________
(1)    Includes 3,659 shares issued to certain executive officers in settlement of a fixed-dollar incentive award.
As of June 30, 2026, unrecognized compensation expenses of $2.4 million relating to the 79,358 unvested RSUs would be recognized in the next twelve months.
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of revenues	$796	$128	$825	$267
Selling and marketing expenses	2,612	900	2,678	1,077
General and administrative expenses	7,354	1,602	7,459	2,172
Research and development expenses	397	310	457	566
Total share compensation expenses	$11,159	$2,940	$11,419	$4,082
On an annual basis, the Group grants our independent directors RSU awards which are share-settleable for a fixed monetary amount. Shares are vested on a graded basis over four quarters of services. The related compensation expenses recognized for the three months ended June 30, 2026 and 2025 are $86 thousand and $86 thousand. The related compensation expenses recognized for the six months ended June 30, 2026 and 2025 are $171 thousand and $171 thousand.
9. INCOME TAX
The Company’s provision for income taxes for the six months ended June 30, 2026 and 2025 was $15.4 million and $11.8 million, respectively, representing effective income tax rates of 16.0% and 16.0%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Group’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.
10. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands except for share data and per share data)
Numerator:
Net income	$42,335	$34,552	$80,459	$61,698
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	36,531,397	38,073,239	36,607,246	39,041,373
- Diluted	36,546,441	38,106,956	36,658,585	39,117,361
Net income per ordinary share attributable to ordinary shareholders
- Basic	$1.16	$0.91	$2.20	$1.58
- Diluted	$1.16	$0.91	$2.19	$1.58
For the three and six months ended June 30, 2026 and 2025, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	15,044	33,717	51,339	75,988

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. REVENUES
The Group’s revenues are disaggregated by major products/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2026	2025	2026	2025
	(In thousands)
Service revenues
Platform commission	$6,245	$4,806	$11,750	$9,141
Ocean transportation service	10,679	8,312	18,528	19,670
Drayage service	3,138	3,242	6,288	6,014
Warehousing service	16,043	13,480	32,110	27,558
Packaging service	9,282	8,267	18,808	15,517
Last-mile delivery service	70,039	53,949	139,032	103,193
Others	5,400	4,868	10,850	9,899
Total service revenues	120,826	96,924	237,366	190,992

Product revenues
Product sales to B	92,457	64,414	159,846	108,399
Product sales to C	100,161	66,762	185,636	119,127
Off-platform	192,618	131,176	345,482	227,526
GigaCloud 1P	98,114	94,209	188,127	175,594
Others	85	297	156	400
Total product revenues	290,817	225,682	533,765	403,520
Revenues	$411,643	$322,606	$771,131	$594,512

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2026	2025	2026	2025
	(In thousands)
Revenue from goods or services transferred to customers over time	$100,993	$80,122	$198,141	$158,695
Revenue from goods or services transferred to customers at a point in time	310,650	242,484	572,990	435,817
Revenues	$411,643	$322,606	$771,131	$594,512

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance as of beginning of the period	$5,890	$5,665	$6,459	$4,486
Revenue recognized from opening balance of contract liabilities	(5,890)	(5,665)	(6,459)	(4,486)
Increase due to cash received	153,752	165,441	319,606	300,902
Revenue recognized from cash received during the period	(148,316)	(159,567)	(314,116)	(295,080)
Foreign exchange effect	1	109	(53)	161
Balance as of end of the period	$5,437	$5,983	$5,437	$5,983
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
12. COMMITMENTS AND CONTINGENCIES
The Group leases offices and fulfillment centers under non-cancelable operating lease agreements. Future minimum lease payments under these noncancelable lease agreements with initial terms longer than twelve months are disclosed as maturity of lease liabilities in Note 6.

The Group had no other material commitments or long-term obligations as of June 30, 2026.
13. SUBSEQUENT EVENTS
Subsequent to June 30, 2026, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of August 6, 2026, the Group repurchased a total of 491,831 Class A ordinary shares at an average price of $36.00, totaling approximately $17.7 million. Direct and incremental costs incurred in relation to the repurchases were $15 thousand.
On August 5, 2026, the Company’s Board of Directors approved a new $120.0 million share repurchase program (the “2026 Program”). The 2026 Program became effective on August 6, 2026 and will remain in effect for a period of three years. The Company’s share repurchase program previously authorized in 2025 (the “2025 Program”) was cancelled effective immediately.

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
•Off-platform: generates product revenues through the sale of our inventory to and through third-party ecommerce websites and brick-and-mortar retailers.
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

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$411,643	$322,606	$771,131	$594,512
Gross profit	105,556	76,944	191,402	140,670
Operating income	47,511	35,843	89,990	64,166
Net income	42,335	34,552	80,459	61,698
Net income per ordinary share
—Basic	$1.16	$0.91	$2.20	$1.58
—Diluted	$1.16	$0.91	$2.19	$1.58

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$60,407	$43,338	$106,031	$76,521
Adjusted EPS – diluted	$1.65	$1.14	$2.89	$1.96
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended June 30,
Key Operating Metrics:	2026	2025
GigaCloud Marketplace GMV (in $ thousands)	$1,744,809	$1,438,512
Active 3P sellers	1,465	1,162
3P seller GigaCloud Marketplace GMV (in $ thousands)	$962,340	$757,508
Active buyers	12,823	10,951
Spend per active buyer (in $)	$136,069	$131,359
GigaCloud Marketplace GMV
The growth in GigaCloud Marketplace GMV, including GMV from both GigaCloud 3P and GigaCloud 1P, reflects our ability to attract and retain sellers and buyers in the GigaCloud Marketplace. The revenues we generate in our marketplace are highly correlated to the amount of GMV transacted in the GigaCloud Marketplace:
Revenues from GigaCloud 3P: Before a transaction takes place in our marketplace and before GMV is recognized, sellers anticipate future marketplace sales and position inventory by utilizing our integrated supply chain solutions for sellers. This generates (i) revenues from warehousing services for the storage of merchandise in its fulfillment centers, (ii) revenues from ocean transportation services for moving goods from origin countries to destination ports such as the U.S. and Europe, and (iii) revenues from drayage services for transporting containers from ports to its fulfillment centers. These revenues are driven by sellers’ expectations of future sales in our marketplace rather than completed transactions, and the revenue amounts depend on service pricing, cargo volumes, storage duration, and utilization rates, which may vary independently of actual GMV realized. When marketplace transactions occur between sellers and buyers, GMV is recognized and additional service revenues are generated, including revenues from platform commission services, packaging services, and last-mile delivery services for transporting goods from our fulfillment centers to end consumers.
Revenues from GigaCloud 1P: Our 1P business generates product revenues when we sell our own inventory through the marketplace. In this model, we act as both the seller and platform operator. Increases in our 1P product sales directly contribute to both higher GMV as such sales are included in total marketplace GMV and higher product revenues.

GigaCloud Marketplace GMV increased to $1,744.8 million in the 12 months ended June 30, 2026 from $1,438.5 million in the 12 months ended June 30, 2025, representing a growth of 21.3% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continued to gain scale and market position.
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,465 in the 12 months ended June 30, 2026 from 1,162 in the 12 months ended June 30, 2025, representing an increase of 26.1% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers was over 50,000 as of June 30, 2026. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV increased to $962.3 million in 12 months ended June 30, 2026 from $757.5 million in the 12 months ended June 30, 2025, representing an increase of 27.0% period-over-period as our marketplace continued to gain scale and market position. 3P Seller GigaCloud Marketplace GMV represented 55.2% and 52.7% of total GigaCloud Marketplace GMV in the 12 months ended June 30, 2026 and June 30, 2025, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 12,823 in the 12 months ended June 30, 2026 from 10,951 in the 12 months ended June 30, 2025, representing an increase of 17.1% period-over-period as our marketplace continued to gain scale and market position. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace was $136,069 in the 12 months ended June 30, 2026 and $131,359 in the 12 months ended June 30, 2025, representing an increase of 3.6% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow our spend per active buyer by expanding our product offerings, increasing buyer’s purchase frequency and raising the average price per purchase. Spend per active buyer for the 12 months ended June 30, 2026 increased compared to the previous period, primarily due to increased GMV and a greater spending by both new and existing buyers. As our GigaCloud Marketplace continued to gain scale and market position with newly onboarded buyers, we expect an upward trajectory in spend per active buyer, subject to any fluctuation from period to period depending on buyer mix, promotional activity, and broader market conditions.
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
Our number of active 3P sellers was 1,465 in the 12 months ended June 30, 2026, compared to 1,162 in the 12 months ended June 30, 2025, representing an increase of 26.1% compared to the previous period. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.

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
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Europe and Japan who procure large parcel merchandise to resell to other retailers or to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of June 30, 2026, the number of SKUs from GigaCloud 1P was over 40,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 90,000 SKUs in total. Our buyers can browse a product in our marketplace and list the product on their preferred ecommerce websites such as Wayfair, Amazon, Home Depot, Walmart, Target and Overstock, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to a retailer or end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the retailer or end customer.
In the 12 months ended June 30, 2026, we had 12,823 active buyers in our marketplace with an average $136,069 spend per active buyer, representing a 17.1% increase in active buyers and a 3.6% increase in spend per active buyer compared to the 10,951 active buyers in our marketplace with an average $131,359 spend per active buyer in the 12 months ended June 30, 2025, primarily attributable to a higher number of new buyers onboarded during the period and increased GMV.
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
Overall Economic Trends and Trade Policies
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

Furthermore, in 2025, the U.S. government utilized the International Emergency Economic Powers Act, or IEEPA, to impose additional tariffs on a broad range of imports, including home furnishings products. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the IEEPA. During April 2026, the U.S. Customs and Border Protection, or CBP, launched the Consolidated Administration and Processing of Entries process, or CAPE, which allows entities to submit refund claims for paid IEEPA tariffs. We have submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE and received a portion of the refunds that we have submitted. The timing of any remaining refunds and the total amount ultimately received or recorded remains uncertain, and we cannot provide any assurance that we will receive the full amount expected.
Following this Supreme Court decision, the U.S. administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs on imports, effective February 24, 2026, which a U.S. court later found unlawful in May 2026. The ruling is currently stayed pending appeal. If the Section 122 proclamation is ultimately held invalid, we may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. Furthermore, on July 23, 2026, following a Section 301 investigation, the U.S. administration announced new tariffs ranging from 10% to 12.5% on imports from 60 trading partners. We are closely monitoring this development and evaluating the actions we have taken and additional actions we may take in the future, including sourcing diversification, cost mitigation measures and price adjustments. Any further tariff-related actions may increase product costs, affect products availability, and impact our operational results.
In addition, during the second quarter, we noticed a generally heightened enforcement environment in customs clearance, in which we and our suppliers have experienced longer customs clearance times and other disruptions at certain U.S. ports and associated incremental costs, which have not been material to date. Furthermore, on June 3, 2026, the U.S. administration issued Executive Order 14411, “Strengthening Customs Enforcement,” directing CBP and the Department of Homeland Security to implement a series of enhanced customs enforcement measure. Due to the uncertainty surrounding any new and future changes in customs compliance requirements and enforcement under Executive Order 14411, our logistics costs, product availability, compliance cost and results of operations could be adversely affected.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 55.2% and 61.7% of our total revenues in the six months ended June 30, 2026 and 2025, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customers orders and other needs. As of June 30, 2026, we leased 38 fulfillment centers with an aggregate gross floor area of approximately 12.4 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 107,716 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
The following table sets forth the breakdown of our revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$6,245	1.5	$4,806	1.5	$11,750	1.5	$9,141	1.5
Ocean transportation service	10,679	2.6	8,312	2.6	18,528	2.4	19,670	3.3
Drayage service	3,138	0.8	3,242	1.0	6,288	0.8	6,014	1.0
Warehousing service	16,043	3.9	13,480	4.2	32,110	4.2	27,558	4.6
Packaging service	9,282	2.3	8,267	2.6	18,808	2.4	15,517	2.6
Last-mile delivery service	70,039	17.0	53,949	16.7	139,032	18.0	103,193	17.4
Others	5,400	1.3	4,868	1.5	10,850	1.4	9,899	1.7
Subtotal	120,826	29.4	96,924	30.0	237,366	30.8	190,992	32.1
Product revenues
Off-platform	192,618	46.8	131,176	40.7	345,482	44.8	227,526	38.3
GigaCloud 1P	98,114	23.8	94,209	29.2	188,127	24.4	175,594	29.5
Others	85	—	297	0.1	156	—	400	0.1
Subtotal	290,817	70.6	225,682	70.0	533,765	69.2	403,520	67.9
Total	$411,643	100.0	$322,606	100.0	$771,131	100.0	$594,512	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$6,245	$4,806	$11,750	$9,141
Platform commission	6,245	4,806	11,750	9,141
United States	9,379	8,099	16,064	18,896
Germany	1,143	197	2,234	758
Others(1)	157	16	230	16
Ocean transportation service	10,679	8,312	18,528	19,670
United States	2,361	3,180	4,861	5,891
Germany	750	60	1,380	121
Others(1)	27	2	47	2
Drayage service	3,138	3,242	6,288	6,014
United States	13,929	12,966	28,697	26,626
Germany	1,876	368	2,954	667
Others(1)	238	146	459	265
Warehousing service	16,043	13,480	32,110	27,558
United States	8,712	8,171	17,834	15,349
Germany	495	69	852	114
Others(1)	75	27	122	54
Packaging service	9,282	8,267	18,808	15,517
United States	53,509	45,607	107,694	88,115
Germany	14,496	7,052	27,729	12,839
Others(1)	2,034	1,290	3,609	2,239
Last-mile delivery service	70,039	53,949	139,032	103,193
United States	4,853	4,588	9,696	8,792
Germany	336	81	597	118
Others(1)	211	199	557	989
Others	5,400	4,868	10,850	9,899
Service revenues	120,826	96,924	237,366	190,992
United States	164,978	141,452	291,256	251,046
Germany	94,808	62,703	187,519	114,254
Japan	13,231	12,822	24,762	23,601
Others(1)	17,800	8,705	30,228	14,619
Product revenues	290,817	225,682	533,765	403,520
Total revenues	$411,643	$322,606	$771,131	$594,512
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2026 and 2025.

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
From time to time in the three and six months ended June 30, 2026, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
Product Revenues—GigaCloud 1P
We derive product revenues from the sale of our own inventory in our marketplace. Our 1P business creates more products for buyers, gives us insights into seller needs, provides us with proprietary data and increases the velocity of sales in our marketplace.
Product Revenues—Off-platform
We derive product revenues primarily from the sales of our own inventory through two sales models, which are (i) product sales made to third-party ecommerce websites and to brick-and-mortar retailers, or Product Sales to B, such as Wayfair, Amazon, Home Depot, Walmart, Target and Overstock; and (ii) product sales to individual customers through third-party ecommerce websites, or Product Sales to C, such as Amazon, OTTO, Real and Target, where end customers can visit our online stores and purchase directly from us. Regarding Product Sales to B, as expenses charged by these websites are not in exchange for a distinct good or service, the payments to these websites are not recognized as expenses but netted against revenues. With respect to Product Sales to C, expenses incurred for product sales made through these websites are recorded as selling and marketing expenses.
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth a breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$106,715	25.9	$85,856	26.6	$213,345	27.7	$165,012	27.8
Product	199,372	48.4	159,806	49.5	366,384	47.5	288,830	48.6
Total	$306,087	74.4	$245,662	76.1	$579,729	75.2	$453,842	76.3
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
Gross Profit and Margin
The table below sets forth a breakdown of our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except for percentages)
Gross Profit	$105,556	$76,944	$191,402	$140,670
Gross margin (%)	25.6%	23.9%	24.8%	23.7%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth a breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$36,182	8.8	$24,778	7.7	$67,424	8.7	$43,336	7.3
General and administrative expenses	19,164	4.7	13,031	4.0	28,926	3.8	27,371	4.6
Research and development expenses	2,691	0.7	3,184	1.0	5,049	0.7	5,677	1.0
Losses on disposal of property and equipment	8	—	108	—	13	—	120	—
Total operating expenses	$58,045	14.1	$41,101	12.7	$101,412	13.2	$76,504	12.9
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
The following table sets forth a breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$15,422	3.7	$11,938	3.7	$27,888	3.6	$19,306	3.2
Platform service fees	16,214	3.9	10,373	3.2	30,544	4.0	18,789	3.2
Advertising expenses	2,107	0.5	1,619	0.5	4,217	0.5	3,378	0.6
Traveling	524	0.1	280	0.1	1,061	0.1	555	0.1
Commission	464	0.1	24	—	922	0.1	52	—
Others	1,451	0.4	544	0.2	2,792	0.4	1,256	0.2
Total selling and marketing expenses	$36,182	8.8	$24,778	7.7	$67,424	8.7	$43,336	7.3
General and Administrative Expenses
Our general and administrative expenses primarily consist of staff costs which included share-based compensation, payroll and related costs for employees involved in general corporate functions, professional fees, office supplies and utility, rental and depreciation expenses associated with the use of facilities and equipment by these employees, rental expenses during the initial start-up period in our fulfillment centers and other abnormal capacity costs, property insurance, provision for bad debt and other general corporate expenses.
The following table sets forth a breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$11,450	2.8	$7,307	2.3	$15,587	2.0	$11,473	1.9
Professional fees	1,722	0.4	2,223	0.7	3,191	0.4	5,122	0.9
Office supplies and utility	467	0.1	377	0.1	859	0.1	1,307	0.2
Rental	2,013	0.5	1,535	0.5	3,420	0.4	4,515	0.8
Property insurance	843	0.2	987	0.3	1,841	0.2	2,027	0.3
Donation	—	—	—	—	—	—	726	0.1
Provision for bad debts	1,643	0.4	69	—	1,915	0.2	497	0.1
Depreciation	645	0.2	466	0.1	1,285	0.2	1,139	0.2
Others	381	0.1	67	—	828	0.1	565	0.1
Total general and administrative expenses	$19,164	4.7	$13,031	4.0	$28,926	3.8	$27,371	4.6
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$120,826	29.4	$96,924	30.0	$237,366	30.8	$190,992	32.1
Product revenues	290,817	70.6	225,682	70.0	533,765	69.2	403,520	67.9
Total revenues	411,643	100.0	322,606	100.0	771,131	100.0	594,512	100.0
Cost of revenues						—		—
Services	106,715	25.9	85,856	26.6	213,345	27.7	165,012	27.8
Products	199,372	48.4	159,806	49.5	366,384	47.5	288,830	48.6
Total cost of revenues	306,087	74.4	245,662	76.1	579,729	75.2	453,842	76.3
Gross profit	105,556	25.6	76,944	23.9	191,402	24.8	140,670	23.7
Operating expenses
Selling and marketing expenses	36,182	8.8	24,778	7.7	67,424	8.7	43,336	7.3
General and administrative expenses	19,164	4.7	13,031	4.0	28,926	3.8	27,371	4.6
Research and development expenses	2,691	0.7	3,184	1.0	5,049	0.7	5,677	1.0
Losses on disposal of property and equipment	8	—	108	—	13	—	120	—
Total operating expenses	58,045	14.1	41,101	12.7	101,412	13.2	76,504	12.9
Operating income	47,511	11.5	35,843	11.1	89,990	11.7	64,166	10.8
Interest expense	(106)	—	(32)	—	(226)	—	(55)	—
Interest income	3,058	0.7	2,814	0.9	6,042	0.8	5,435	0.9
Foreign currency exchange gains (losses), net	(847)	(0.2)	647	0.2	(1,127)	(0.1)	1,439	0.2
Others, net	293	0.1	1,682	0.5	1,147	0.1	2,474	0.4
Income before income taxes	49,909	12.1	40,954	12.7	95,826	12.4	73,459	12.4
Income tax expense	(7,574)	(1.8)	(6,402)	(2.0)	(15,367)	(2.0)	(11,761)	(2.0)
Net income	$42,335	10.3	$34,552	10.7	$80,459	10.4	$61,698	10.4
Comparison of Three Months Ended June 30, 2026 and 2025
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform sales, increased by 27.6% to $411.6 million in the three months ended June 30, 2026 from $322.6 million in the three months ended June 30, 2025. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 24.7% to $120.8 million in the three months ended June 30, 2026 from $96.9 million in the three months ended June 30, 2025. This was primarily attributable to:

◦an increase in revenues from last mile delivery services by 29.9% to $70.0 million in the three months ended June 30, 2026 from $53.9 million in the three months ended June 30, 2025 as our GigaCloud Marketplace GMV, pricing and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 19.0% to $16.0 million in the three months ended June 30, 2026 from $13.5 million in the three months ended June 30, 2025 as we increased the number of fulfillment centers to handle more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from ocean transportation services by 28.9% to $10.7 million in the three months ended June 30, 2026 from $8.3 million in the three months ended June 30, 2025 due to an increase in the ocean transportation delivery volume and an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from platform services by 29.2% to $6.2 million in the three months ended June 30, 2026 from $4.8 million in the three months ended June 30, 2025 as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from packaging services by 12.0% to $9.3 million in the three months ended June 30, 2026 from $8.3 million in the three months ended June 30, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from other services by 10.2% to $5.4 million in the three months ended June 30, 2026 from $4.9 million in the three months ended June 30, 2025, primarily due to an increase in other supplemental fulfillment services provided by our Marketplace compared to the previous period.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 4.1% to $98.1 million in the three months ended June 30, 2026 from $94.2 million in the three months ended June 30, 2025. The increase was primarily due to increased sales in Europe, Japan and Canada, and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform. Our product revenues from off-platform increased by 46.8% to $192.6 million in the three months ended June 30, 2026 from $131.2 million in the three months ended June 30, 2025, primarily due:
◦an increase in product sales to B channels by 43.6% to $92.5 million in three months ended June 30, 2026 from $64.4 million in three months ended June 30, 2025, primarily due to increased revenues generated from offline sales channels acquired from New Classic, increased sales during the outdoor season and increased sales channels in Europe and the U.S.;
◦an increase in product sales to C by 50.0% to $100.2 million in three months ended June 30, 2026 from $66.8 million in three months ended June 30, 2025, primarily due to the expansion of the number of third-party ecommerce channels through which the Company sells, particularly in Europe, as well as increased sales volume through existing B2C channels.
Cost of Revenues
Our cost of revenues increased by 24.6% to $306.1 million in the three months ended June 30, 2026 from $245.7 million in the three months ended June 30, 2025.
•Our cost of services increased by 24.2% to $106.7 million in the three months ended June 30, 2026 from $85.9 million in the three months ended June 30, 2025, primarily due to:
◦an increase in delivery cost by 25.7% to $74.8 million in the three months ended June 30, 2026 from $59.5 million in the three months ended June 30, 2025 as last mile delivery costs and products handled increased during the period;
◦an increase in rental cost by 19.1% to $20.6 million in the three months ended June 30, 2026 from $17.3 million in the three months ended June 30, 2025 due to more warehousing space and equipment being used for service revenue generating activities; and
◦an increase in staff cost by 29.3% to $7.5 million in the three months ended June 30, 2026 from $5.8 million in the three months ended June 30, 2025 primarily due to increased temporary operating staff to support expanded fulfillment centers operations.

•Our cost of products increased by 24.8% to $199.4 million in the three months ended June 30, 2026 from $159.8 million in the three months ended June 30, 2025, primarily due to:
◦an increase in product cost by 24.5% to $156.2 million in the three months ended June 30, 2026 from $125.5 million in the three months ended June 30, 2025 as sales volume increased during the period;
◦an increase in delivery cost by 39.8% to $14.4 million in the three months ended June 30, 2026 from $10.3 million in the three months ended June 30, 2025 as our sales volume and the pricing of delivery increased during the period;
◦an increase in staff cost by 39.4% to $9.2 million in the three months ended June 30, 2026 from $6.6 million in the three months ended June 30, 2025 as we increased the number of fulfillment centers and temporary operating staff to support expanded fulfillment centers operations; and
◦an increase in rental cost by 16.4% to $17.0 million in the three months ended June 30, 2026 from $14.6 million in the three months ended June 30, 2025 due to more warehousing space and equipment being used for product revenue generating activities.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit was $105.6 million in the three months ended June 30, 2026 and $76.9 million in the three months ended June 30, 2025. Our gross margin was 25.6% in the three months ended June 30, 2026 compared to 23.9% in the three months ended June 30, 2025. Service gross profit margin increased in the three months ended June 30, 2026 primarily due to improvement in ocean transportation margin and an increase in pricing of last-mile delivery service during the period. Product gross profit margin also increased in the three months ended June 30, 2026 primarily due to increased sales of higher-margin to-C products in Europe.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 46.0% to $36.2 million in the three months ended June 30, 2026 from $24.8 million in the three months ended June 30, 2025, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 55.8% to $16.2 million in the three months ended June 30, 2026 from $10.4 million in the three months ended June 30, 2025 as sales volume and sales channels both increased, and (ii) an increase in staff cost related to selling and marketing personnel by 29.4% to $15.4 million in the three months ended June 30, 2026 from $11.9 million in the three months ended June 30, 2025, primarily relating to an increase in the number of sales and marketing personnel and share-based compensation awards granted during the three months ended June 30, 2026.
General and Administrative Expenses
Our general and administrative expenses increased by 47.7% to $19.2 million in the three months ended June 30, 2026 from $13.0 million in the three months ended June 30, 2025, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 57.5% to $11.5 million in the three months ended June 30, 2026 from $7.3 million in the three months ended June 30, 2025, primarily relating to share-based compensation awards granted during the three months ended June 30, 2026, partially offset by a decrease in the number of general and administrative personnel, and (ii) an increase in rental expense by 33.3% to $2.0 million in the three months ended June 30, 2026 from $1.5 million in the three months ended June 30, 2025, primarily because expenses relating to certain newly acquired fulfillment centers were included in rental expense before they become fully operational. The increase was partially offset by a decrease in professional service expense by 22.7% to $1.7 million in the three months ended June 30, 2026 from $2.2 million in the three months ended June 30, 2025, as we engaged less professional services for our financial and legal advisors compared to the previous period.
Research and Development Expenses
Research and development expenses decreased by 15.6% to $2.7 million in the three months ended June 30, 2026 from $3.2 million in the three months ended June 30, 2025. The decrease was primarily due a decrease in the number of research and development projects and the number of employees to perform research and development function.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $8 thousand in the three months ended June 30, 2026, compared to $108 thousand in the three months ended June 30, 2025.

Interest Expense
We had interest expenses of $106 thousand in the three months ended June 30, 2026 and $32 thousand in the three months ended June 30, 2025.
Interest Income
We had interest income of $3.1 million in the three months ended June 30, 2026 and $2.8 million in the three months ended June 30, 2025. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the three months ended June 30, 2026 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
Foreign currency exchange losses, net were $0.8 million in the three months ended June 30, 2026, primarily attributable to the Euro and the Japanese Yen depreciating against the U.S. dollars in the three months ended June 30, 2026. Foreign currency exchange gains, net were $0.6 million in the three months ended June 30, 2025.
Others, net
Others, net decreased to $0.3 million in the three months ended June 30, 2026 from $1.7 million in the three months ended June 30, 2025, primarily due to payments to be received from legal claims was only recorded in the three months ended June 30, 2025.
Income Tax Expense
We had income tax expense of $7.6 million and $6.4 million in the three months ended June 30, 2026 and 2025, respectively.
Net Income
As a result of the foregoing, our net income was $42.3 million and $34.6 million in the three months ended June 30, 2026 and 2025, respectively.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform sales, increased by 29.7% to $771.1 million in the six months ended June 30, 2026 from $594.5 million in the six months ended June 30, 2025. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 24.3% to $237.4 million in the six months ended June 30, 2026 to $191.0 million in the six months ended June 30, 2025. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 34.7% to $139.0 million in the six months ended June 30, 2026 from $103.2 million in the six months ended June 30, 2025 as our GigaCloud Marketplace GMV, pricing and delivery volume continued to increase;
◦an increase in revenues from warehousing services by 16.3% to $32.1 million in the six months ended June 30, 2026 from $27.6 million in the six months ended June 30, 2025 as we increased the number of fulfillment centers to handle more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 21.3% to $18.8 million in the six months ended June 30, 2026 from $15.5 million in the six months ended June 30, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform services by 29.7% to $11.8 million in the six months ended June 30, 2026 from $9.1 million in the six months ended June 30, 2025 as our GigaCloud Marketplace GMV continued to increase; partially offset by

◦a decrease in revenues from ocean transportation services by 6.1% to $18.5 million in the six months ended June 30, 2026 from $19.7 million in the six months ended June 30, 2025 due to a decrease in the pricing of ocean transportation services compared to the previous period.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 7.1% to $188.1 million in the six months ended June 30, 2026 from $175.6 million in the six months ended June 30, 2025. The increase was primarily due to increased sales in Europe, Japan and Canada, and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform. Our product revenues from off-platform increased by 51.9% to $345.5 million in the six months ended June 30, 2026 from $227.5 million in the six months ended June 30, 2025, primarily due to:
◦an increase in product sales to B channels by 47.4% to $159.8 million in the six months ended June 30, 2026 from $108.4 million in the six months ended June 30, 2025, primarily due to increased revenues generated from offline sales channels acquired from New Classic, increased sales during the outdoor season and increased sales channels in Europe and the U.S.; and
◦an increase in product sales to C by 55.8% to $185.6 million in the six months ended June 30, 2026 from $119.1 million in the six months ended June 30, 2025, primarily due to the expansion of the number of third-party ecommerce channels through which the Company sells, particularly in Europe, as well as increased sales volume through existing B2C channels.
Cost of Revenues
Our cost of revenues increased by 27.7% to $579.7 million in the six months ended June 30, 2026 from $453.8 million in the six months ended June 30, 2025.
•Our cost of services increased by 29.3% to $213.3 million in the six months ended June 30, 2026 from $165.0 million in the six months ended June 30, 2025, primarily due to:
◦an increase in delivery cost by 31.5% to $149.8 million in the six months ended June 30, 2026 from $113.9 million in the six months ended June 30, 2025 as last mile delivery costs and products handled increased during the period;
◦an increase in rental cost by 22.7% to $41.6 million in the six months ended June 30, 2026 from $33.9 million in the six months ended June 30, 2025 due to more warehousing space and equipment being used for service revenue generating activities;
◦an increase in staff cost by 25.4% to $14.3 million in the six months ended June 30, 2026 from $11.4 million in the six months ended June 30, 2025 primarily due to increased temporary operating staff to support expanded fulfillment centers operations.
•Our cost of products increased by 26.9% to $366.4 million in the six months ended June 30, 2026 from $288.8 million in the six months ended June 30, 2025, primarily due to:
◦an increase in product cost by 25.7% to $285.0 million in the six months ended June 30, 2026 from $226.7 million in the six months ended June 30, 2025 as sales volume increased during the period;
◦an increase in delivery cost by 47.5% to $27.0 million in the six months ended June 30, 2026 from $18.3 million in the six months ended June 30, 2025 as our sales volume and the pricing of delivery increased during the period;
◦an increase in rental cost by 18.3% to $32.3 million in the six months ended June 30, 2026 from $27.3 million in the six months ended June 30, 2025 due to more warehousing space and equipment being used for product revenue generating activities; and
◦an increase in staff cost by 40.2% to $17.1 million in the six months ended June 30, 2026 from $12.2 million in the six months ended June 30, 2025 primarily due to increased temporary operating staff to support expanded fulfillment centers operations.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 36.0% to $191.4 million in the six months ended June 30, 2026 from $140.7 million in the six months ended June 30, 2025. Our gross margin was 24.8% in the six months ended June 30, 2026 and 23.7% in the six months ended June 30, 2025. The overall increase in gross profit margin was impacted by offsetting trends in our product and service segments. Product gross profit margin increased in the six months ended June 30, 2026 primarily due to increased sales through higher-margin customer channels and increased sales of higher-margin products in Europe. This increase was partially offset by a decrease in service gross profit margin primarily due to ocean transportation margin compression as market rates declined.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 55.7% to $67.4 million in the six months ended June 30, 2026 from $43.3 million in the six months ended June 30, 2025, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 62.2% to $30.5 million in the six months ended June 30, 2026 from $18.8 million in the six months ended June 30, 2025 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 44.6% to $27.9 million in the six months ended June 30, 2026 from $19.3 million in the six months ended June 30, 2025 primarily relating to the increased number of sales and marketing personnel, as well as share-based compensation awards granted during the six months ended June 30, 2026, (iii) an increase in other selling and marketing expenses by 115.4% to $2.8 million in the six months ended June 30, 2026 from $1.3 million in the six months ended June 30, 2025 primarily relating to brand license fees and other sales and marketing activities; and (iv) an increase in commission to $0.9 million in the six months ended June 30, 2026 from $0.1 million in the six months ended June 30, 2025 as we incurred increased commission paid to sales and marketing representatives after the New Classic acquisition.
General and Administrative Expenses
Our general and administrative expenses increased by 5.5% to $28.9 million in the six months ended June 30, 2026 from $27.4 million in the six months ended June 30, 2025, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 35.7% to $15.6 million in the six months ended June 30, 2026 from $11.5 million in the six months ended June 30, 2025 primarily relating to share-based compensation awards granted at higher fair value compared to the previous period. The increase was partially offset by (ii) a decrease in professional service by 37.3% to $3.2 million in the six months ended June 30, 2026 from $5.1 million in the six months ended June 30, 2025, as we engaged less professional services for our financial and legal advisors compared to the previous period, and (iii) a decrease in rental expense by 24.4% to $3.4 million in the six months ended June 30, 2026 from $4.5 million in the six months ended June 30, 2025, primarily because certain newly acquired fulfillment centers have become fully operational in the six months ended June 30, 2026 and the related expenses were moved from rental expenses to operational costs.
Research and Development Expenses
Research and development expenses decreased by 12.3% to $5.0 million in the six months ended June 30, 2026 from $5.7 million in the six months ended June 30, 2025. The decrease was primarily due a decrease in the number of research and development projects and the number of employees to perform research and development function.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $13 thousand in the six months ended June 30, 2026, compared to $120 thousand in the six months ended June 30, 2025.
Interest Expense
We had interest expenses of $226 thousand in the six months ended June 30, 2026 and $55 thousand in the six months ended June 30, 2025.
Interest Income
We had interest income of $6.0 million in the six months ended June 30, 2026 and $5.4 million in the six months ended June 30, 2025. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the six months ended June 30, 2026 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange losses, net of $1.1 million in the six months ended June 30, 2026, compared to foreign currency exchange gains, net of $1.4 million in the six months ended June 30, 2025, primarily attributable to the Japanese Yen and the Euro depreciating against the U.S. dollars in the six months ended June 30, 2026.

Others, net
Others, net was $1.1 million in the six months ended June 30, 2026 from credit card cash back, and $2.5 million in the six months ended June 30, 2025. The decrease was primarily due to payments to be received from legal claims being only recorded in the six months ended June 30, 2025.
Income Tax Expense
We had income tax expense of $15.4 million and $11.8 million in the six months ended June 30, 2026 and 2025, respectively.
Net Income
As a result of the foregoing, our net income was $80.5 million and $61.7 million in the six months ended June 30, 2026 and 2025, respectively.
Segment Information for the Three and Six Months Ended June 30, 2026 and 2025
For the purpose of internal reporting and management's operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
	(unaudited)
The United States	$404,485	$407,887
Others	90,071	55,849
Total long-lived assets	$494,556	$463,736

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$6,245	$4,806	$11,750	$9,141
Platform commission	6,245	4,806	11,750	9,141
United States	9,379	8,099	16,064	18,896
Germany	1,143	197	2,234	758
Others(1)	157	16	230	16
Ocean transportation service	10,679	8,312	18,528	19,670
United States	2,361	3,180	4,861	5,891
Germany	750	60	1,380	121
Others(1)	27	2	47	2
Drayage service	3,138	3,242	6,288	6,014
United States	13,929	12,966	28,697	26,626
Germany	1,876	368	2,954	667
Others(1)	238	146	459	265
Warehousing service	16,043	13,480	32,110	27,558
United States	8,712	8,171	17,834	15,349
Germany	495	69	852	114
Others(1)	75	27	122	54
Packaging service	9,282	8,267	18,808	15,517
United States	53,509	45,607	107,694	88,115
Germany	14,496	7,052	27,729	12,839
Others(1)	2,034	1,290	3,609	2,239
Last-mile delivery service	70,039	53,949	139,032	103,193
United States	4,853	4,588	9,696	8,792
Germany	336	81	597	118
Others(1)	211	199	557	989
Others	5,400	4,868	10,850	9,899
Service revenues	120,826	96,924	237,366	190,992
United States	164,978	141,452	291,256	251,046
Germany	94,808	62,703	187,519	114,254
Japan	13,231	12,822	24,762	23,601
Others(1)	17,800	8,705	30,228	14,619
Product revenues	290,817	225,682	533,765	403,520
Total revenues	$411,643	$322,606	$771,131	$594,512
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/ service lines. No other individual region’s revenues exceeded 10% of our total revenues for the three and six months ended June 30, 2026 and 2025.

Non-GAAP Financial Measure
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS – diluted, to understand and evaluate our core operating performance. Adjusted EBITDA is net income excluding interest, income taxes and depreciation and amortization, further adjusted to exclude share-based compensation expenses. Adjusted EPS – diluted is a financial measure defined as our Adjusted EBITDA divided by our diluted weighted-average shares outstanding. Management uses Adjusted EBITDA and Adjusted EPS – diluted as measures of operating performance, for planning purposes, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Board of Directors and investors concerning our financial performance. Non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$42,335	$34,552	$80,459	$61,698
Add: Income tax expense	7,574	6,402	15,367	11,761
Add: Interest expense	106	32	226	55
Less: Interest income	(3,058)	(2,814)	(6,042)	(5,435)
Add: Depreciation and amortization	2,205	2,140	4,431	4,189
Add: Share-based compensation expense	11,245	3,026	11,590	4,253
Adjusted EBITDA	$60,407	$43,338	$106,031	$76,521
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income per ordinary share – diluted	$1.16	$0.91	$2.19	$1.58
Adjustments, per ordinary share:
Add: Income tax expense	0.21	0.17	0.42	0.30
Add: Interest expense	—	—	0.01	—
Less: Interest income	(0.08)	(0.07)	(0.16)	(0.14)
Add: Depreciation and amortization	0.05	0.06	0.11	0.11
Add: Share-based compensation expenses	0.31	0.07	0.32	0.11
Adjusted EPS – diluted	$1.65	$1.14	$2.89	$1.96
Weighted average number of ordinary shares outstanding - diluted	36,546,441	38,106,956	36,658,585	39,117,361
Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of June 30, 2026, we had $334.5 million in cash and cash equivalents, $0.7 million in restricted cash and $43.3 million in short-term investments.
In July 2022, we entered into a two-year credit facility agreement with Wells Fargo Bank, National Association, under which we are able to borrow up to $30 million during the term of the facility. The credit facility also requires us to comply with various customary covenants and other restrictions. The credit facility agreement was first renewed in July 2024, and further renewed in June 2026 with a maturity date of June 30, 2028. As of the date of this quarterly report, we have not made any draw down from this credit facility.

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
The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$26,704	$48,042
Net cash used in investing activities	(28,996)	(24,178)
Net cash used in financing activities	(42,598)	(46,207)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(414)	2,709
Net decrease in cash, cash equivalents and restricted cash	$(45,304)	$(19,634)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,540	$260,444
Cash, cash equivalents and restricted cash at the end of the period	$335,236	$240,810
Operating Activities
Net cash provided by operating activities in the six months ended June 30, 2026 was $26.7 million, as compared to $48.0 million in the six months ended June 30, 2025. This was attributable to net income of $80.5 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) outflow of $22.7 million in inventories due to increased inventory procurement to support increased sales volume and demand, (ii) outflow of $19.2 million in accounts receivables, net due to an increase in sales volume, (iii) outflow of $22.1 million in prepayments and other assets due to a longer lead time before prepaid inventory was received, (iv) outflow of $10.3 million in accounts payable, accrued expenses and other current liabilities primarily due to increases in prepayments during the period, (v) inflow of $11.7 million in operating leases due to timing difference in rental payments for the period; and (vi) outflow of $9.5 million in income tax payable due to tax payments made during the period.
Net cash provided by operating activities in the six months ended June 30, 2025 was $48.0 million. This was attributable to net income of $61.7 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) outflow of $9.7 million in accounts receivables, net due to increase in sales volume, (ii) outflow of $8.9 million in inventories due to increased inventory procurement to support increased sales volume and demand, (iii) outflow of $6.9 million in tax payable due to tax payments made for the period, and (iv) inflow of $3.0 million in operating leases due to initial rent abatement period as we increased the number of fulfillment centers during the period.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2026 was $29.0 million, consisting of purchases of investments of $42.8 million, acquisitions, net of cash acquired of $14.3 million in connection with the acquisition of New Classic and cash paid for purchase of property and equipment of $7.8 million, partially offset by cash received from sales and maturities of investments of $35.8 million.
Net cash used in investing activities in the six months ended June 30, 2025 was $24.2 million, consisting of purchases of investments of $67.3 million and cash paid for purchase of property and equipment of $4.0 million, partially offset by cash received from sales and maturities of investments of $47.0 million.
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2026 was $42.6 million, consisting of repurchases of ordinary shares of $42.3 million and repayment of finance lease obligations of $0.3 million.
Net cash used in financing activities in the six months ended June 30, 2025 was $46.2 million, consisting of repurchases of ordinary shares of $46.0 million and repayment of finance lease obligations of $0.2 million.
Share Repurchase Program
On August 13, 2025, the Board approved a new share repurchase program which authorized the repurchase of its Class A ordinary share up to $111.0 million, effective August 17, 2025 for three years (the “2025 Program”). As of August 5, 2026, approximately $29.6 million remained unutilized under the 2025 Program.
On August 5, 2026, the Company’s Board of Directors approved a new $120.0 million share repurchase program (the “2026 Program”). The 2026 Program became effective on August 6, 2026 and will remain in effect for a period of three years, while the 2025 Program was terminated on the same date.
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
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $7.8 million and $4.0 million in six months ended June 30, 2026 and 2025, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2026:

		Payment Due by Year
	Total	Within 2026	2027 – 2029	After 2030
	(In thousands)
Lease commitment(1)
Operating leases	$558,302	$71,211	$350,736	$136,355
Finance leases	1,555	365	1,101	89
Total	$559,857	$71,576	$351,837	$136,444
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.

Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of June 30, 2026.
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
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the six months ended June 30, 2026 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended June 30, 2026, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2025 Form 10-K.
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
Based upon that evaluation, our management has concluded that, as of June 30, 2026, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
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
In particular, in 2025, the U.S. government utilized the International Emergency Economic Powers Act, or IEEPA, to impose additional tariffs on a broad range of imports, including home furnishings products. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the IEEPA. During April 2026, the

U.S. Customs and Border Protection, or CBP, launched the Consolidated Administration and Processing of Entries process, or CAPE, which allows entities to submit refund claims for paid IEEPA tariffs. We have submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE and received a portion of the refunds that we have submitted. The timing of any remaining refunds and the total amount ultimately received or recorded remains uncertain, and we cannot provide any assurance that we will receive the full amount expected.
Following this Supreme Court decision, the U.S. administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs on imports, effective February 24, 2026, which a U.S. court later found unlawful in May 2026. The ruling is currently stayed pending appeal. If the Section 122 proclamation is ultimately held invalid, we may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. Furthermore, on July 23, 2026, following a Section 301 investigation, the U.S. administration announced new tariffs ranging from 10% to 12.5% on imports from 60 trading partners. The evolving legal status and expiration of the Section 122 tariffs creates additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid during the quarter. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
In addition, during the second quarter, we noticed a generally heightened enforcement environment in customs clearance, in which we and our suppliers have experienced longer customs clearance times and other disruptions at certain U.S. ports and associated incremental costs, which have not been material to date. Furthermore, on June 3, 2026, the U.S. administration issued Executive Order 14411, “Strengthening Customs Enforcement,” directing CBP and the Department of Homeland Security to implement a series of enhanced customs enforcement measures. Due to the uncertainty surrounding any new and future changes in customs compliance requirements and enforcement under, our logistics costs, product availability, compliance costs and results of operations could be adversely affected.
Trade disputes, trade restrictions, tariffs and other geopolitical tensions as a result of trade policies could reduce trade volume, cross-border investment, technological exchange, and other economic activities between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial and stock markets, which may also negatively impact end consumers demand, delay purchases by retailers, limit expansion opportunities, limit our access to capital, or otherwise negatively impact our business, financial condition and results of operations.
We may be subject to product liability claims and related governmental investigations if people or property are harmed by the products we sell or sold through our platform.
Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or governmental investigations and regulatory actions relating to safety, personal injury, death or environmental or property damage. If any of our products prove to be defective or otherwise in violation of applicable law, we may be required to recall such products and be subject to legal action. We have in the past voluntarily or involuntarily recalled certain products, none of which has been material to our business, financial condition or results of operations, and we may be required to conduct similar or more significant recalls in the future. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain product liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any product liability claims asserted against us could, among other things, harm our reputation, damage our platform and brand, cause us to incur significant costs, and have a material adverse effect on our business, financial condition and results of operations.
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
The following table presents details of our share repurchase transactions during the quarter ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)
April 1 to April 30, 2026	171,628	$45.03	171,628	$69,623
May 1 to May 31, 2026	513,984	$38.24	513,984	$49,950
June 1 to June 30, 2026	73,000	$35.90	73,000	$47,327
Total	758,612		758,612
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
Date: August 6, 2026

GigaCloud Technology Inc

By:	/s/ Erica Xiaoyang Wei
Name:	Erica Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: August 6, 2026