Form 10-Q
period 2026-09-30
GigaCloud Technology Inc
filed 2026-11-05
CIK 1857816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of outstanding shares of the issuer’s ordinary shares as of October 31, 2026 was 35,624,024, consisting of 29,167,292 Class A ordinary shares, par value $0.05 per share, issued and outstanding (which had excluded an aggregate of 47,436 Class A ordinary shares issued and reserved for future allocation upon exercise or vesting of awards granted under our share incentive plans; and 579,691 Class A ordinary shares issued and repurchased but not yet cancelled) and 6,456,732 Class B ordinary shares, par value $0.05 per share, issued and outstanding.

GIGACLOUD TECHNOLOGY INC
FORM 10-Q — QUARTERLY REPORT
For the Quarterly Period Ended September 30, 2026
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

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Summary of Risk Factors,” “Item 1A. Risk Factors,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026, or the 2025 Form 10-K, and other sections in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should read thoroughly this quarterly report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$374,212	$379,780
Restricted cash	744	760
Investments	43,042	36,316
Accounts receivable, net	86,297	65,973
Inventories	218,982	188,298
Prepayments and other current assets	43,124	19,535
Total current assets	766,401	690,662
Non-current assets
Operating lease right-of-use assets	432,678	431,455
Property and equipment, net	38,523	32,281
Intangible assets, net	4,312	4,978
Goodwill	12,900	12,586
Deferred tax assets	15,231	12,981
Other non-current assets	16,452	17,516
Total non-current assets	520,096	511,797
Total assets	$1,286,497	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,922	$105,407
Contract liabilities	5,380	6,459
Current operating lease liabilities	115,172	100,326
Income tax payable	16,989	17,509
Accrued expenses and other current liabilities	126,013	112,547
Contingent consideration	3,395	—
Total current liabilities	352,871	342,248
Non-current liabilities
Operating lease liabilities, non-current	359,572	368,321
Deferred tax liabilities	653	797
Finance lease obligations, non-current	655	690
Non-current income tax payable	4,845	4,604
Total non-current liabilities	365,725	374,412
Total liabilities	$718,596	$716,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share data and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Shareholders’ equity
Treasury shares, at cost (491,831 and 237,269 shares held as of September 30, 2026 and December 31, 2025, respectively)	$(17,719)	$(7,126)
Class A ordinary shares ($0.05 par value, 50,673,268 shares authorized, 29,255,152 and 29,637,687 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1,488	1,495
Class B ordinary shares ($0.05 par value, 9,326,732 shares authorized, 6,456,732 and 7,276,732 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	322	363
Additional paid-in capital	92,332	88,674
Accumulated other comprehensive income	—	1,527
Retained earnings	491,478	400,866
Total shareholders’ equity	567,901	485,799
Total liabilities and shareholders’ equity	$1,286,497	$1,202,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands except for share data and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Service revenues	$136,040	$108,370	$373,406	$299,362
Product revenues	287,524	224,268	821,289	627,788
Total revenues	423,564	332,638	1,194,695	927,150
Cost of revenues
Services	115,269	98,473	328,614	263,485
Products	203,032	157,116	569,416	445,946
Total cost of revenues	318,301	255,589	898,030	709,431
Gross profit	105,263	77,049	296,665	217,719
Operating expenses
Selling and marketing expenses	34,716	25,477	102,140	68,813
General and administrative expenses	9,126	8,511	38,052	35,882
Research and development expenses	2,288	2,534	7,337	8,211
Losses on disposal of property and equipment	102	7	115	127
Total operating expenses	46,232	36,529	147,644	113,033
Operating income	59,031	40,520	149,021	104,686
Interest expense	(124)	(71)	(350)	(126)
Interest income	3,497	3,120	9,539	8,555
Foreign currency exchange gains (losses), net	(591)	(557)	(1,718)	882
Others, net	207	1,020	1,354	3,494
Income before income taxes	62,020	44,032	157,846	117,491
Income tax expense	(11,412)	(6,857)	(26,779)	(18,618)
Net income	$50,608	$37,175	$131,067	$98,873
Foreign currency translation adjustment, net of nil income taxes	277	101	542	1,391
Net unrealized gain (loss) on available-for-sale investments	(13)	10	(16)	3
Intra-entity foreign currency transactions gain (loss)	(153)	(420)	(2,002)	4,602
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	(51)	(1)
Total other comprehensive income (loss)	111	(309)	(1,527)	5,995
Comprehensive Income	$50,719	$36,866	$129,540	$104,868
Net income per ordinary share
—Basic	$1.41	$0.99	$3.61	$2.57
—Diluted	$1.41	$0.99	$3.60	$2.56
Weighted average number of ordinary shares outstanding used in computing net income per ordinary share
—Basic	35,788,801	37,539,214	36,331,433	38,535,151
—Diluted	35,824,157	37,605,032	36,377,444	38,607,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury shares		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of July 1, 2026	29,331,394	$1,467	6,870,674	$343	—	$—	$91,454	$(111)	$440,870	$534,023
Net income	—	—	—	—	—	—	—	—	50,608	50,608
Share-based compensation	1,647	—	—	—	—	—	878	—	—	878
Share repurchase	(491,831)	—	—	—	491,831	(17,719)	—	—	—	(17,719)
Re-designated ordinary shares from Class B to Class A	413,942	21	(413,942)	(21)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	277	—	277
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(13)	—	(13)
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	(153)	—	(153)
Balance as of September 30, 2026	29,255,152	$1,488	6,456,732	$322	491,831	$(17,719)	$92,332	$—	$491,478	$567,901
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except for share data)
(unaudited)

	Class A ordinary shares		Class B ordinary shares		Treasury Shares		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Number of ordinary shares		Number of ordinary shares		Number of ordinary shares
Balance as of January 1, 2026	29,637,687	$1,495	7,276,732	$363	237,269	$(7,126)	$88,674	$1,527	$400,866	$485,799
Net income	—	—	—	—	—	—	—	—	131,067	131,067
Share-based compensation	352,229	17	—	—	—	—	12,562	—	—	12,579
Share repurchase	(1,554,764)	—	—	—	1,554,764	(60,017)	—	—	—	(60,017)
Retirement of shares	—	(65)	—	—	(1,300,202)	49,424	(8,904)	—	(40,455)	—
Re-designated ordinary shares from Class B to Class A	820,000	41	(820,000)	(41)	—	—	—	—	—	—
Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	542	—	542
Net unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(16)	—	(16)
Intra-entity foreign currency transactions loss	—	—	—	—	—	—	—	(2,002)	—	(2,002)
Release of foreign currency translation reserve related to liquidation of subsidiaries	—	—	—	—	—	—	—	(51)	—	(51)
Balance as of September 30, 2026	29,255,152	$1,488	6,456,732	$322	491,831	$(17,719)	$92,332	$—	$491,478	$567,901
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

GigaCloud Technology Inc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$131,067	$98,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,729	6,304
Share-based compensation	12,469	4,602
Operating lease	4,987	3,583
Changes in accounts receivables	(12,777)	(21)
Changes in inventories	(24,364)	759
Changes in prepayments and other assets	(26,088)	(5,002)
Changes in accounts payable, accrued expenses and other current liabilities	(11,417)	18,223
Changes in contract liabilities	(1,020)	575
Changes in income tax payable	(68)	(2,151)
Changes in deferred income taxes	(921)	(1,137)
Other operating activities	4,463	1,684
Net cash provided by operating activities	$83,060	$126,292
Cash flows from investing activities:
Purchases of property and equipment	(8,321)	(5,162)
Disposals of property and equipment	130	131
Acquisitions, net of cash acquired	(14,284)	—
Purchases of investments	(85,580)	(84,694)
Sales and maturities of investments	78,618	93,287
Net cash provided by (used in) investing activities	$(29,437)	$3,562
Cash flows from financing activities:
Repayment of finance lease obligations	$(463)	$(284)
Repurchases of ordinary shares	(60,017)	(57,373)
Net cash used in financing activities	$(60,480)	$(57,657)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1,273	2,913
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,584)	$75,110
Cash, cash equivalents and restricted cash at the beginning of the period	380,540	260,444
Cash, cash equivalents and restricted cash at the end of the period	$374,956	$335,554
Supplemental disclosure of cash flow information
Cash paid for interest expense	$350	$126
Cash paid for income taxes	$27,636	$22,061
Non-cash investing and financing activities:
Purchase of property and equipment under finance leases	$693	$900
Contingent consideration payable	$3,325	$—
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GigaCloud Technology Inc (the “Company”), a limited liability company incorporated in the Cayman Islands, with its subsidiaries (collectively referred to as the “Group”, “we” or “our”) are principally engaged in large parcel merchandise sales and the provision of B2B technology solutions by utilizing the Group’s online platform (“GigaCloud Marketplace”) and fulfillment network primarily located in the United States, Japan, Europe and Canada.
Organization
The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 included the financial statements of the Company and its subsidiaries, and the consolidated statements in this Form 10-Q, should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.
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
A reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets to the amounts in the unaudited condensed consolidated statements of cash flows is as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$374,212	$379,780
Restricted cash	744	760
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$374,956	$380,540

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Concentration and Risk
Concentration of customers and suppliers
No customers individually represented greater than 10.0% of total revenues of the Group for the three and nine months ended September 30, 2026 and 2025.
One customer individually represented greater than 10.0% of total accounts receivable balance as of September 30, 2026 and two customers individually represented greater than 10.0% of total accounts receivable balance as of December 31, 2025, and no other customers accounted for 10.0% or more of total accounts receivable balance as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	proportion of total accounts receivable balance	proportion of total accounts receivable balance
Customer A	24.8%	21.7%
Customer B	*	13.3%
*Less than 10.0% of total accounts receivable balance as of the period end.
During the three months ended September 30, 2026, no vendors individually accounted for 10.0% or more of total purchases. During the three months ended September 30, 2025, one service provider individually represented 16.6% of total purchases. During the nine months ended September 30, 2026 and 2025, one service provider individually represented 10.2% and 18.4% of total purchases, and no other vendors individually accounted for 10.0% or more of total purchases.
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
The CODM reviews and utilizes significant segment expenses, including cost of revenues, selling and marketing, general and administrative, and research and development at the consolidated level to manage and assess the Group’s operations. Other segment items included in the consolidated net income are losses on disposal of property and equipment, interest expense, interest income, foreign currency exchange gains (losses), net, others, net, and income tax expenses, which are reflected in the unaudited condensed consolidated statements of comprehensive income.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
The United States	$384,847	$407,887
Others	86,354	55,849
Total long-lived assets	$471,201	$463,736

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues reported are attributed to geographic areas based on locations of the Group’s fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. Revenues by geographic regions for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues by geographic regions:	(In thousands)
Hong Kong	$6,731	$4,932	$18,481	$14,073
Platform commission	6,731	4,932	18,481	14,073
United States	16,412	9,008	32,476	27,904
Germany	1,517	581	3,751	1,340
Others(1)	242	9	472	24
Ocean transportation service	18,171	9,598	36,699	29,268
United States	2,502	3,226	7,363	9,117
Germany	579	150	1,959	272
Others(1)	44	—	91	1
Drayage service	3,125	3,376	9,413	9,390
United States	14,204	14,175	42,901	40,801
Germany	2,534	417	5,488	1,084
Others(1)	304	167	763	432
Warehousing service	17,042	14,759	49,152	42,317
United States	8,885	8,516	26,719	23,865
Germany	742	127	1,594	241
Others(1)	109	38	231	92
Packaging service	9,736	8,681	28,544	24,198
United States	51,628	49,195	159,322	137,310
Germany	21,378	10,079	49,107	22,918
Others(1)	2,392	1,599	6,001	3,838
Last-mile delivery service	75,398	60,873	214,430	164,066
United States	5,353	5,384	15,049	14,176
Germany	367	101	964	218
Others(1)	117	666	674	1,656
Others	5,837	6,151	16,687	16,050
Service revenues	$136,040	$108,370	$373,406	$299,362
United States	141,492	121,990	432,748	373,036
Germany	112,035	79,082	299,554	193,336
Japan	13,516	12,240	38,278	35,841
Others(1)	20,481	10,956	50,709	25,575
Product revenues	$287,524	$224,268	$821,289	$627,788
Total revenues	$423,564	$332,638	$1,194,695	$927,150
(1) Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of the Group’s total revenues for the three and nine months ended September 30, 2026 and 2025.

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
2. BUSINESS COMBINATION
New Classic Home Furnishing, Inc. (“New Classic”)
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
During the nine months ended September 30, 2026, the Group paid the outstanding consideration payable of $955 thousand as of the acquisition date.
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
Investments and Cash Equivalents
Investments and cash equivalents are measured at fair value on a recurring basis. As of September 30, 2026, investments in the unaudited condensed consolidated balance sheets include time deposits, U.S. treasury securities and treasury enhanced notes, with maturities of three months to 12 months.
All fixed income securities are classified as available-for-sale with unrealized gains and losses included in “accumulated other comprehensive income or loss”. The related unrealized loss of $13 thousand and unrealized gain of $3 thousand were recorded in accumulated other comprehensive income as of September 30, 2026 and December 31, 2025. No realized gains or losses were recorded for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, all available-for-sale securities are expected to mature within one year.
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

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the valuation of the Group’s financial assets and liabilities as of September 30, 2026 measured at fair value on a recurring basis.

		As of September 30, 2026
	Balance Sheet Caption(1)	Cost or amortized cost	Fair value (Level 2)	Fair value (Level 3)
		(In thousands)
Assets:
Money market instruments(2)	Cash and cash equivalents	$113,312	$113,312	$—
Treasury enhanced notes(2)	Investments	10,099	10,097	—
U.S. treasury securities(2)	Investments	12,857	12,847	—
Deposits	Investments	20,099	20,098	—

Liabilities:
Contingent consideration(3)	Contingent consideration	$—	$—	$3,395
_____________________
(1) Balance sheet caption is determined by the duration to maturity at date of purchase and whether the assets are restricted for particular use.
(2) Fair value is determined using broker quotes reflecting current market conditions.
(3) Fair value is determined by applying a probability weighted scenario approach and discounting potential payments to their present value.
A reconciliation of the Group’s contingent consideration liabilities related to acquisitions for the three and nine months ended September 30, 2026 is as follows:

Level 3 Instruments Rollforward	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
Balance as of the beginning of the period	$3,368	$—
Additions	—	3,325
Change in fair value	27	70
Balance as of the end of the period	$3,395	$3,395

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$86,927	$66,567
Less: allowance for credit losses	(630)	(594)
Accounts receivable, net	$86,297	$65,973

The movement of the allowance for credit losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance as of the beginning of the period	$(997)	$(1,373)	$(594)	$(937)
Provision for credit losses	400	192	(326)	(305)
Write-offs	116	202	439	263
Recoveries	(149)	—	(149)	—
Balance as of the end of the period	$(630)	$(979)	$(630)	$(979)
5. INVENTORIES
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Products available for sale	$161,822	$105,853
Goods in transit	57,160	82,445
Inventories	$218,982	$188,298

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
The gross amounts of assets and liabilities related to both operating and finance leases were as follows:

		September 30, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$432,678	$431,455
Finance lease right-of-use assets	Property and equipment, net	1,480	1,277
Total right-of-use assets		$434,158	$432,732

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		September 30, 2026	December 31, 2025
	Balance Sheet Caption	(In thousands)
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$(115,172)	$(100,326)
Finance lease liabilities	Accrued expenses and other current liabilities	(588)	(344)
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	(359,572)	(368,321)
Finance lease liabilities	Finance lease obligations, non-current	(655)	(690)
Total lease liabilities		$(475,987)	$(469,681)
The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$32,931	$28,195	$97,383	$83,485
Finance lease cost
Amortization of right-of-use assets	123	64	373	132
Interest on lease liabilities	21	18	70	44
Short-term lease costs	129	63	321	190
Total	$33,204	$28,340	$98,147	$83,851
Lease terms and discount rates are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.46	4.68
Finance leases	2.46	3.46

Weighted average discount rate:
Operating leases	3.7%	3.3%
Finance leases	6.6%	7.6%

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments as of September 30, 2026, including rental payments for lease renewal options the Group was reasonably certain to exercise, were as follows:

	Operating leases	Finance leases
	(In thousands)
Maturity of Lease Liabilities
Remainder of 2026	$31,657	$179
2027	130,198	598
2028	126,422	346
2029	96,843	159
2030	59,129	70
Thereafter	79,388	19
Total lease payments	523,637	1,371
Less: imputed interest	(48,893)	(128)
Present value of lease liabilities	$474,744	$1,243
7. ORDINARY SHARES
Share Repurchases
In the three months ended September 30, 2026, the Group repurchased a total of 491,831 Class A ordinary shares at an average price of $36.00, totaling $17.7 million. Direct and incremental costs incurred in relation to the repurchases were $15 thousand. Under existing repurchase plans authorized by our Board of Directors, $120.0 million remain available for Class A ordinary share repurchases as of September 30, 2026.
The following table presents the shares of treasury shares repurchased, reissued and retired:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Treasury shares at the beginning of the period	—	406,926	237,269	609,390
Repurchases	491,831	428,735	1,554,764	3,498,304
Retirement	—	—	(1,300,202)	(3,227,376)
Share-based compensation	—	—	—	(44,657)
Treasury shares at the end of the period	491,831	835,661	491,831	835,661

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. SHARE-BASED COMPENSATION
Restricted share units (the “RSU”)
A summary of the Group’s share-based compensation activities for the three and nine months ended September 30, 2026 are presented below:

	Number of shares	Weighted average grant-date fair value
Outstanding as of July 1, 2026	79,358	$41.00
Granted	—	—
Vested	—	—
Forfeited	(1,000)	41.00
Outstanding as of September 30, 2026	78,358	$41.00

	Number of shares	Weighted average grant-date fair value
Outstanding as of January 1, 2026	91,043	$11.58
Granted	339,020	41.00
Vested(1)	(345,788)	33.31
Forfeited	(5,917)	37.45
Outstanding as of September 30, 2026	78,358	$41.00
_____________________
(1)    Includes 3,659 shares issued to certain executive officers in settlement of a fixed-dollar incentive award.
As of September 30, 2026, unrecognized compensation expenses of $1.6 million relating to the 78,358 unvested RSUs would be recognized in the next 12 months.
Compensation expenses recognized in connection with RSUs are allocated to the following expense items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of revenues	$150	$26	$975	$293
Selling and marketing expenses	187	69	2,865	1,146
General and administrative expenses	377	106	7,836	2,278
Research and development expenses	80	63	537	629
Total share compensation expenses	$794	$264	$12,213	$4,346
On an annual basis, the Group grants our independent directors RSU awards which are share-settleable for a fixed monetary amount. Shares are vested on a graded basis over four quarters of services. The number of shares vested during the three months ended September 30, 2026 and 2025 was 1,647 and 2,649, respectively. The number of shares vested during the nine months ended September 30, 2026 and 2025 was 6,441 and 11,352, respectively. The related compensation expenses recognized for the three months ended September 30, 2026 and 2025 were $85 thousand and $85 thousand. The related compensation expenses recognized for the nine months ended September 30, 2026 and 2025 were $256 thousand and $256 thousand.

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. INCOME TAX
The Group’s provision for income taxes for the nine months ended September 30, 2026 and 2025 was $26.8 million and $18.6 million, respectively, representing effective income tax rates of 17.0% and 15.8%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Group’s overall income tax rate was primarily due to a lower effective tax rate on foreign earnings.
10. NET INCOME PER ORDINARY SHARE
The following table sets forth the basic and diluted net income per ordinary share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands except for share data and per share data)
Numerator:
Net income	$50,608	$37,175	$131,067	$98,873
Denominator:
Weighted average number of ordinary shares outstanding
- Basic	35,788,801	37,539,214	36,331,433	38,535,151
- Diluted	35,824,157	37,605,032	36,377,444	38,607,748
Net income per ordinary share attributable to ordinary shareholders
- Basic	$1.41	$0.99	$3.61	$2.57
- Diluted	$1.41	$0.99	$3.60	$2.56
For the three and nine months ended September 30, 2026 and 2025, the potential dilutive securities that have been included in the calculation of diluted net income per ordinary share are presented as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	35,356	65,818	46,011	72,597

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. REVENUES
The Group’s revenues are disaggregated by major product/service lines and timing of revenue recognition. Detailed information is specified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2026	2025	2026	2025
	(In thousands)
Service revenues
Platform commission	$6,731	$4,932	$18,481	$14,073
Ocean transportation service	18,171	9,598	36,699	29,268
Drayage service	3,125	3,376	9,413	9,390
Warehousing service	17,042	14,759	49,152	42,317
Packaging service	9,736	8,681	28,544	24,198
Last-mile delivery service	75,398	60,873	214,430	164,066
Others	5,837	6,151	16,687	16,050
Total service revenues	136,040	108,370	373,406	299,362

Product revenues
Product sales to B	74,290	50,060	234,136	158,459
Product sales to C	105,907	75,771	291,543	194,898
Off-platform	180,197	125,831	525,679	353,357
GigaCloud 1P	107,258	98,320	295,385	273,914
Others	69	117	225	517
Total product revenues	287,524	224,268	821,289	627,788
Revenues	$423,564	$332,638	$1,194,695	$927,150

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2026	2025	2026	2025
	(In thousands)
Revenue from goods or services transferred to customers over time	$114,857	$89,751	$312,998	$248,446
Revenue from goods or services transferred to customers at a point in time	308,707	242,887	881,697	678,704
Revenues	$423,564	$332,638	$1,194,695	$927,150

GigaCloud Technology Inc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Changes in the contract liabilities balances for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance as of beginning of the period	$5,437	$5,983	$6,459	$4,486
Revenue recognized from opening balance of contract liabilities	(5,437)	(5,983)	(6,459)	(4,486)
Increase due to cash received	182,827	177,225	496,996	472,144
Revenue recognized from cash received during the period	(177,441)	(171,970)	(491,557)	(467,050)
Foreign exchange effect	(6)	(22)	(59)	139
Balance as of end of the period	$5,380	$5,233	$5,380	$5,233
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
The Group had no other material commitments or long-term obligations as of September 30, 2026.
13. SUBSEQUENT EVENTS
Share Repurchases
Subsequent to September 30, 2026, the Group executed a series of share repurchase transactions under a Rule 10b5-1 plan. As of November 5, 2026, the Group repurchased a total of 87,860 Class A ordinary shares at an average price of $56.90, totaling $5.0 million. Direct and incremental costs incurred in relation to the repurchases were $3 thousand.

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
Key Financial and Operating Metrics
We monitor the following key financial and operating metrics to evaluate the growth of our GigaCloud Marketplace, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The financial impact from the acquisition of New Classic was reflected in our unaudited condensed consolidated financial results since the completion of the acquisition in the first quarter of 2026. In the third quarter of 2026, we introduced New Classic-related SKUs to our GigaCloud Marketplace, which contributed to a one-time uplift in our operating metrics. The operating impact from the acquisition has been reflected in the operating metrics in our GigaCloud Marketplace since September 4, 2026.

The following tables set forth our key financial and operating metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Key Financial Statement Metrics:	(In thousands, except for per share data)
Total revenues	$423,564	$332,638	$1,194,695	$927,150
Gross profit	105,263	77,049	296,665	217,719
Operating income	59,031	40,520	149,021	104,686
Net income	50,608	37,175	131,067	98,873
Net income per ordinary share
—Basic	$1.41	$0.99	$3.61	$2.57
—Diluted	$1.41	$0.99	$3.60	$2.56

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-GAAP Financial Metrics(1):	(In thousands, except for per share data)
Adjusted EBITDA	$61,824	$43,447	$167,855	$119,968
Adjusted EPS – diluted	$1.73	$1.16	$4.61	$3.11
_____________________
(1)     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation——Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and Adjusted EPS – diluted and a reconciliation of net income to Adjusted EBITDA and net income per ordinary share – diluted to Adjusted EPS – diluted.

	12 Months Ended September 30,
Key Operating Metrics:	2026	2025
GigaCloud Marketplace GMV (in $ thousands)	$1,846,196	$1,488,458
Active 3P sellers	1,507	1,232
3P seller GigaCloud Marketplace GMV (in $ thousands)	$1,032,192	$790,384
Active buyers	13,837	11,419
Spend per active buyer (in $)	$133,425	$130,349
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

GigaCloud Marketplace GMV increased to $1,846.2 million in the 12 months ended September 30, 2026 from $1,488.5 million in the 12 months ended September 30, 2025, representing a growth of 24.0% period-over-period, primarily due to the continued increase in the numbers of sellers and buyers transacting in our marketplace as our marketplace continues to gain scale and market position. In the third quarter of 2026, we introduced New Classic-related SKUs to our GigaCloud Marketplace, which contributed to approximately $2.7 million of GMV in the three months ended September 30, 2026.
Active 3P Sellers
The number of active 3P sellers in the GigaCloud Marketplace increased to 1,507 in the 12 months ended September 30, 2026 from 1,232 in the 12 months ended September 30, 2025, representing an increase of 22.3% period-over-period. We view active 3P sellers as a key driver of the product catalog in our marketplace, which helps attract and retain buyers. The GigaCloud Marketplace offers SKUs across furniture, home appliances, fitness equipment and other large parcel categories from our active 3P sellers. The number of SKUs from active 3P sellers was over 50,000 as of September 30, 2026. We expect to grow the number of active 3P sellers through geographic expansion, suppliers outreach, marketing initiatives, referrals and word-of-mouth. We also leverage our 1P inventory sales to establish new markets, reducing the risk in geographic expansion for new sellers, and increasing the appeal for new sellers to join our marketplace.
3P Seller GigaCloud Marketplace GMV
3P Seller GigaCloud Marketplace GMV represents the GMV our 3P Sellers transact in the GigaCloud Marketplace. 3P Seller GigaCloud Marketplace GMV increased to $1,032.2 million in the 12 months ended September 30, 2026 from $790.4 million in 12 months ended September 30, 2025, representing an increase of 30.6% period-over-period. 3P Seller GigaCloud Marketplace GMV represented 55.9% and 53.1% of total GigaCloud Marketplace GMV in the 12 months ended September 30, 2026 and September 30, 2025, respectively.
Active Buyers
The number of active buyers in the GigaCloud Marketplace increased to 13,837 in the 12 months ended September 30, 2026 from 11,419 in the 12 months ended September 30, 2025, representing an increase of 21.2% period-over-period as our marketplace continued to gain scale and market position. We view the number of active buyers as a key driver of GMV and revenue for our GigaCloud Marketplace. We plan to expand our active buyers by enhancing our marketplace product offerings and leveraging referrals from existing users.
Spend Per Active Buyer
The spend per active buyer in our GigaCloud Marketplace was $133,425 and $130,349 in the 12 months ended September 30, 2026 and September 30, 2025, respectively, representing an increase of 2.4% period-over-period. Spend per active buyer is a key driver of GMV and revenue for our GigaCloud Marketplace. We generally grow our spend per active buyer by expanding our product offerings, increasing buyers’ purchase frequency and raising the average price per purchase. Spend per active buyer for the 12 months ended September 30, 2026 increased compared to the 12 months ended September 30, 2025, primarily due to increased GMV and a greater spending by both new and existing buyers. As our GigaCloud Marketplace continued to gain scale and market position with newly onboarded buyers, we expect an upward trajectory in spend per active buyer, subject to any fluctuation from period to period depending on buyer mix, promotional activity, and broader market conditions.
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
Our number of active 3P sellers was 1,507 in the 12 months ended September 30, 2026, compared to 1,232 in the 12 months ended September 30, 2025, representing an increase of 22.3% from 12 months ended September 30, 2025. We believe this increasing trend will continue because of the growing recognition of our marketplace, our seller-friendly comprehensive fulfillment and logistics network which enables hassle-free delivery of large parcel merchandise and our expansion into new markets.

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
Our Ability to Attract and Retain Buyers
Buyers in our marketplace are typically resellers operating in the U.S., Asia and Europe who procure large parcel merchandise to resell to end customers. Our marketplace is attractive to buyers because we minimize inventory risk from our buyers’ business operations. As of September 30, 2026, the number of SKUs from GigaCloud 1P was over 40,000. Combined with the SKUs offered by active 3P sellers, buyers had access to more than 90,000 SKUs in total. Our buyers can browse products in our marketplace and list the product on their preferred ecommerce websites such as Wayfair, Amazon, Home Depot, Walmart, Target and Overstock, or their own store prior to procuring and storing the product in a warehouse or shop. Once a sale to a retailer or end customer takes place, buyers can order the product in our marketplace and we will handle the fulfillment directly to the retailer or end customer.
In the 12 months ended September 30, 2026, we had 13,837 active buyers in our marketplace with an average $133,425 spend per active buyer, representing a 21.2% increase in active buyers and a 2.4% increase in spend per active buyer compared to the 11,419 active buyers in our marketplace with an average $130,349 spend per active buyer in the 12 months ended September 30, 2025, primarily attributable to a higher number of new buyers onboarded during the period and increased GMV.
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
Recent global economic uncertainties, inflation, fluctuating interest rates, surge in fuel and transportation costs, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing conflicts in the Middle East, along with other global tensions, could further impact the demand of products and freight rates. Other macroeconomic factors that can affect customer spending patterns include employment rates, availability of customer and commercial credit, interest rates, tax rates and energy costs.

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
In addition, starting from the second quarter of 2026, we noticed a generally heightened enforcement environment in customs clearance, in which we and our suppliers have experienced longer customs clearance times and other disruptions at certain U.S. ports and associated incremental costs, which have not been material to date. Furthermore, on June 3, 2026, the U.S. administration issued Executive Order 14411, “Strengthening Customs Enforcement,” directing CBP and the Department of Homeland Security to implement a series of enhanced customs enforcement measure. Due to the uncertainty surrounding any new and future changes in customs compliance requirements and enforcement under Executive Order 14411, our logistics costs, product availability, compliance cost and results of operations could be adversely affected.
Our Ability to Broaden Service Offerings
Our results of operations are also affected by our ability to introduce new service offerings. We have a history of expanding our service offering to enhance our customer experience and to increase revenues. We started our business by primarily selling our own self-procured large parcel merchandise directly to end customers. We expanded our service offerings and launched our GigaCloud Marketplace in 2019, and the revenues generated by GigaCloud Marketplace grew quickly, representing 56.0% and 61.8% of our total revenues in the nine months ended September 30, 2026 and 2025, respectively. We continue to evaluate opportunities to launch additional services.
Our Ability to Effectively Invest in our Infrastructure and Technology Platform
Our results of operations depend in part on our ability to invest in our infrastructure and technology platform to cost-effectively meet the demands of our anticipated growth. Our global fulfillment and logistics network is a key part of our infrastructure, which consists of fulfillment centers and other facilities that are strategically located, designed and equipped to efficiently manage inventory and to fulfill customer orders and other needs. As of September 30, 2026, we leased 37 fulfillment centers with an aggregate gross floor area of approximately 12.4 million square feet in five countries, and two other facilities with storage and showroom functions with an aggregate gross floor area of approximately 107,716 square feet in the U.S. Additionally, we maintain partnerships with several major shipping, trucking and freight service providers to supplement our transportation network and shipping requirements.
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
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues
Platform commission	$6,731	1.6	$4,932	1.5	$18,481	1.5	$14,073	1.5
Ocean transportation service	18,171	4.3	9,598	2.9	36,699	3.1	29,268	3.2
Drayage service	3,125	0.7	3,376	1.0	9,413	0.8	9,390	1.0
Warehousing service	17,042	4.0	14,759	4.4	49,152	4.1	42,317	4.6
Packaging service	9,736	2.3	8,681	2.6	28,544	2.4	24,198	2.6
Last-mile delivery service	75,398	17.8	60,873	18.3	214,430	17.9	164,066	17.7
Others	5,837	1.4	6,151	1.85	16,687	1.40	16,050	1.73
Total service revenues	136,040	32.1	108,370	32.6	373,406	31.3	299,362	32.3
Product revenues
Off-platform	180,197	42.5	125,831	37.8	525,679	44.0	353,357	38.1
GigaCloud 1P	107,258	25.3	98,320	29.6	295,385	24.7	273,914	29.5
Others	69	—	117	—	225	—	517	0.1
Total product revenues	287,524	67.9	224,268	67.4	821,289	68.7	627,788	67.7
Revenues	$423,564	100.0	$332,638	100.0	$1,194,695	100.0	$927,150	100.0

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of the GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$6,731	$4,932	$18,481	$14,073
Platform commission	6,731	4,932	18,481	14,073
United States	16,412	9,008	32,476	27,904
Germany	1,517	581	3,751	1,340
Others(1)	242	9	472	24
Ocean transportation service	18,171	9,598	36,699	29,268
United States	2,502	3,226	7,363	9,117
Germany	579	150	1,959	272
Others(1)	44	—	91	1
Drayage service	3,125	3,376	9,413	9,390
United States	14,204	14,175	42,901	40,801
Germany	2,534	417	5,488	1,084
Others(1)	304	167	763	432
Warehousing service	17,042	14,759	49,152	42,317
United States	8,885	8,516	26,719	23,865
Germany	742	127	1,594	241
Others(1)	109	38	231	92
Packaging service	9,736	8,681	28,544	24,198
United States	51,628	49,195	159,322	137,310
Germany	21,378	10,079	49,107	22,918
Others(1)	2,392	1,599	6,001	3,838
Last-mile delivery service	75,398	60,873	214,430	164,066
United States	5,353	5,384	15,049	14,176
Germany	367	101	964	218
Others(1)	117	666	674	1,656
Others	5,837	6,151	16,687	16,050
Service revenues	$136,040	$108,370	$373,406	$299,362
United States	141,492	121,990	432,748	373,036
Germany	112,035	79,082	299,554	193,336
Japan	13,516	12,240	38,278	35,841
Others(1)	20,481	10,956	50,709	25,575
Product revenues	$287,524	$224,268	$821,289	$627,788
Total revenues	$423,564	$332,638	$1,194,695	$927,150
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of our total revenues for the three and nine months ended September 30, 2026 and 2025.

Service Revenues—GigaCloud 3P
We derive service revenues primarily through the various 3P activities of sellers and buyers in the GigaCloud Marketplace, including revenues from platform commission, ocean transportation service, drayage service, warehousing service, packaging service, last-mile delivery service and others. When a seller and buyer enter into a transaction in the GigaCloud Marketplace, we generate revenues from platform services by earning a percentage commission depending on the transaction value. The standard commission ranges between 1% and 5%. For certain 3P customers that only utilize our platform technology services, we charge a commission fee at 0.8% capped at $500 on a monthly basis. Additionally, we charge a fulfillment fee for other freight services such as delivery of products via ocean transportation. We charge drayage service fees in connection with transportation of products from ports to warehouses at a flat fee. We charge the sellers storage fees based on the number of days and the size of the products that are stored in our fulfillment centers. We charge packaging fees in connection with merchandise that we pack and ship. We also charge buyers for last-mile delivery services for delivery of products to end customers directly from our fulfillment centers, which varies by the weight of the products.
From time to time in the three and nine months ended September 30, 2026, when we had excess fulfillment capacity, we utilized such excess fulfillment capacity and our extensive logistics network to offer third-party logistics services to customers to help fulfill their large parcel transportation needs. As we continue to grow our GigaCloud Marketplace, we expect to dedicate our logistics capacity to customers using our marketplace and to products sold on our own marketplace, and will opportunistically provide third-party logistics services when there is excess capacity within our network.
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
Cost of Revenues
Our cost of revenues primarily consists of cost of services and cost of products. The following table sets forth a breakdown of our cost of revenues, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Cost of revenues
Services	$115,269	27.2	$98,473	29.6	$328,614	27.5	$263,485	28.4
Products	203,032	47.9	157,116	47.2	569,416	47.7	445,946	48.1
Total	$318,301	75.1	$255,589	76.8	$898,030	75.2	$709,431	76.5
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
Gross Profit and Margin
The table below sets forth our gross profit and gross profit margin for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except for percentages)
Gross profit	$105,263	$77,049	$296,665	$217,719
Gross margin (%)	24.9%	23.2%	24.8%	23.5%
Operating Expenses
Our operating expenses consist of selling and marketing expenses, general and administrative expenses, research and development expenses and losses on disposal of property and equipment. The following table sets forth a breakdown of our operating expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Operating expenses
Selling and marketing expenses	$34,716	8.2	$25,477	7.7	$102,140	8.5	$68,813	7.4
General and administrative expenses	9,126	2.2	8,511	2.6	38,052	3.2	35,882	3.9
Research and development expenses	2,288	0.5	2,534	0.8	7,337	0.6	8,211	0.9
Losses on disposal of property and equipment	102	—	7	—	115	—	127	—
Total operating expenses	$46,232	10.9	$36,529	11.0	$147,644	12.4	$113,033	12.2
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

The following table sets forth a breakdown of our selling and marketing expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
Selling and marketing expenses
Staff cost	$12,571	3.0	$10,204	3.1	$40,459	3.4	$29,510	3.2
Platform service fees	17,750	4.2	12,280	3.7	48,294	4.0	31,069	3.4
Advertising expenses	2,148	0.5	1,908	0.6	6,365	0.5	5,286	0.6
Traveling	475	0.1	474	0.1	1,536	0.1	1,029	0.1
Commission	429	0.1	22	—	1,351	0.1	74	—
Others	1,343	0.3	589	0.2	4,135	0.3	1,845	0.2
Total selling and marketing expenses	$34,716	8.2	$25,477	7.7	$102,140	8.5	$68,813	7.4
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
The following table sets forth a breakdown of our general and administrative expenses, both in absolute amount and as a percentage of our total revenues, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
General and administrative expenses
Staff cost	$4,027	1.0	$3,011	0.9	$19,614	1.6	$14,484	1.6
Professional fees	2,067	0.5	1,886	0.6	5,258	0.4	7,008	0.8
Office supplies and utility	450	0.1	428	0.1	1,309	0.1	1,735	0.2
Rental	1,318	0.3	1,500	0.5	4,738	0.4	6,015	0.6
Property insurance	812	0.2	910	0.3	2,653	0.2	2,937	0.3
Donation	—	—	—	—	—	—	726	0.1
Provision for bad debts	(560)	(0.1)	(192)	(0.1)	1,355	0.1	305	—
Depreciation	645	0.2	568	0.2	1,930	0.2	1,707	0.2
Others	367	0.1	400	0.1	1,195	0.1	965	0.1
Total general and administrative expenses	$9,126	2.2	$8,511	2.6	$38,052	3.2	$35,882	3.9

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(In thousands, except for percentages)
	(unaudited)
Revenues
Service revenues	$136,040	32.1	$108,370	32.6	$373,406	31.3	$299,362	32.3
Product revenues	287,524	67.9	224,268	67.4	821,289	68.7	627,788	67.7
Total revenues	423,564	100.0	332,638	100.0	1,194,695	100.0	927,150	100.0
Cost of revenues						—		—
Services	115,269	27.2	98,473	29.6	328,614	27.5	263,485	28.4
Products	203,032	47.9	157,116	47.2	569,416	47.7	445,946	48.1
Total cost of revenues	318,301	75.1	255,589	76.8	898,030	75.2	709,431	76.5
Gross profit	105,263	24.9	77,049	23.2	296,665	24.8	217,719	23.5
Operating expenses
Selling and marketing expenses	34,716	8.2	25,477	7.7	102,140	8.5	68,813	7.4
General and administrative expenses	9,126	2.2	8,511	2.6	38,052	3.2	35,882	3.9
Research and development expenses	2,288	0.5	2,534	0.8	7,337	0.6	8,211	0.9
Losses on disposal of property and equipment	102	—	7	—	115	—	127	—
Total operating expenses	46,232	10.9	36,529	11.0	147,644	12.4	113,033	12.2
Operating income	59,031	13.9	40,520	12.2	149,021	12.5	104,686	11.3
Interest expense	(124)	—	(71)	—	(350)	—	(126)	—
Interest income	3,497	0.8	3,120	0.9	9,539	0.8	8,555	0.9
Foreign currency exchange gains (losses), net	(591)	(0.1)	(557)	(0.2)	(1,718)	(0.1)	882	0.1
Others, net	207	—	1,020	0.3	1,354	0.1	3,494	0.4
Income before income taxes	62,020	14.6	44,032	13.2	157,846	13.2	117,491	12.7
Income tax expense	(11,412)	(2.7)	(6,857)	(2.1)	(26,779)	(2.2)	(18,618)	(2.0)
Net income	$50,608	11.9	$37,175	11.2	$131,067	11.0	$98,873	10.7
Comparison of Three Months Ended September 30, 2026 and 2025
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform sales, increased by 27.4% to $423.6 million in the three months ended September 30, 2026 from $332.6 million in the three months ended September 30, 2025. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 25.5% to $136.0 million in the three months ended September 30, 2026 from $108.4 million in the three months ended September 30, 2025. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 23.8% to $75.4 million in the three months ended September 30, 2026 from $60.9 million in the three months ended September 30, 2025 as our GigaCloud Marketplace GMV and delivery volume continued to increase;

◦an increase in revenues from ocean transportation services by 89.6% to $18.2 million in the three months ended September 30, 2026 from $9.6 million in the three months ended September 30, 2025 due to an increase in the pricing of ocean transportation services during the period;
◦an increase in revenues from warehousing services by 14.9% to $17.0 million in the three months ended September 30, 2026 from $14.8 million in the three months ended September 30, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform services by 36.7% to $6.7 million in the three months ended September 30, 2026 from $4.9 million in the three months ended September 30, 2025 as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from packaging services by 11.5% to $9.7 million in the three months ended September 30, 2026 from $8.7 million in the three months ended September 30, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 9.2% to $107.3 million in the three months ended September 30, 2026 from $98.3 million in the three months ended September 30, 2025. The increase was primarily due to increased sales in Europe, Japan and Canada, and the number of buyers as our marketplace continued to grow in scale.
•Product Revenues from Off-platform. Our product revenues from off-platform increased by 43.2% to $180.2 million in the three months ended September 30, 2026 from $125.8 million in the three months ended September 30, 2025, primarily due to:
◦an increase in product sales to B by 48.3% to $74.3 million in the three months ended September 30, 2026 from $50.1 million in the three months ended September 30, 2025, primarily due to increased revenues generated from offline sales channels acquired from New Classic, increased sales during the outdoor season and increased sales channels in Europe, Canada and the U.S.
◦an increase in product sales to C by 39.7% to $105.9 million in the three months ended September 30, 2026 from $75.8 million in the three months ended September 30, 2025, primarily due to the expansion of the number of third-party ecommerce channels through which we sell, particularly in Europe, as well as increased sales volume through existing B2C channels.
Cost of Revenues
Our cost of revenues increased by 24.5% to $318.3 million in the three months ended September 30, 2026 from $255.6 million in the three months ended September 30, 2025.
•Our cost of services increased by 17.1% to $115.3 million in the three months ended September 30, 2026 from $98.5 million in the three months ended September 30, 2025, primarily due to:
◦an increase in delivery cost by 15.3% to $80.6 million in the three months ended September 30, 2026 from $69.9 million in the three months ended September 30, 2025 as total last mile costs and ocean freight costs increased, as well as our sales increased during the period;
◦an increase in rental cost by 23.9% to $22.8 million in the three months ended September 30, 2026 from $18.4 million in the three months ended September 30, 2025 as the total square footage of our fulfillment centers increased; and
◦an increase in staff cost by 23.4% to $7.9 million in the three months ended September 30, 2026 from $6.4 million in the three months ended September 30, 2025, primarily due to increased temporary operating staff to support expanded fulfillment centers operations.
•Our cost of products increased by 29.2% to $203.0 million in the three months ended September 30, 2026 from $157.1 million in the three months ended September 30, 2025, primarily due to:
◦an increase in product cost by 28.5% to $158.1 million in the three months ended September 30, 2026 from $123.0 million in the three months ended September 30, 2025 as sales volume increased during the period;
◦an increase in delivery cost by 33.6% to $15.9 million in the three months ended September 30, 2026 from $11.9 million in the three months ended September 30, 2025 as last mile delivery costs and our sales volume increased;

◦an increase in rental costs by 26.4% to $17.7 million in the three months ended September 30, 2026 from $14.0 million in the three months ended September 30, 2025 due to more warehousing space and equipment being used for product revenue generating activities; and
◦an increase in staff costs by 38.1% to $8.7 million in the three months ended September 30, 2026 from $6.3 million in the three months ended September 30, 2025 as we increased the number of fulfillment centers and temporary operating staff to support expanded fulfillment centers operations.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit and gross margin were $105.3 million and 24.9% in the three months ended September 30, 2026, respectively, compared to $77.0 million and 23.2% in the three months ended September 30, 2025, respectively.
Selling and Marketing Expenses
Our selling and marketing expenses increased by 36.1% to $34.7 million in the three months ended September 30, 2026 from $25.5 million in the three months ended September 30, 2025, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 44.7% to $17.8 million in the three months ended September 30, 2026 from $12.3 million in the three months ended September 30, 2025 as sales volume and sales channels both increased, particularly for sales to end customers on third-party ecommerce websites, (ii) an increase in staff cost related to selling and marketing personnel by 23.5% to $12.6 million in the three months ended September 30, 2026 from $10.2 million in the three months ended September 30, 2025 as we increased the number of sales and marketing personnel and the commission paid to them, and (iii) an increase in other selling and marketing expense by 350.0% to $0.9 million in the three months ended September 30, 2026 from $0.2 million in the three months ended September 30, 2025 primarily relating to showroom rental fees and other sales and marketing activities.
General and Administrative Expenses
Our general and administrative expenses increased by 7.1% to $9.1 million in the three months ended September 30, 2026 from $8.5 million in the three months ended September 30, 2025, which was primarily due to (i) an increase staff cost related to general and administrative personnel by 33.3% to $4.0 million in the three months ended September 30, 2026 from $3.0 million in the three months ended September 30, 2025, primarily relating to increases in personnel and bonuses paid to them; (ii) an increase in the reversal of provision for bad debts by 191.7% to $0.6 million in the three months ended September 30, 2026 from $0.2 million in the three months ended September 30, 2025 primarily due to lower provisions for doubtful accounts, and (iii) a decrease in rental expense by 12.1% to $1.3 million in the three months ended September 30, 2026 from $1.5 million in the three months ended September 30, 2025, primarily because the fulfillment centers newly acquired in previous periods have become fully operational during the three months ended September 30, 2026 and the related expenses were moved from rental expenses to operational costs.
Research and Development Expenses
Research and development expenses were $2.3 million in the three months ended September 30, 2026 compared to $2.5 million in the three months ended September 30, 2025.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $102 thousand in the three months ended September 30, 2026 compared to $7 thousand in the three months ended September 30, 2025.
Interest Expense
We had interest expenses of $124 thousand in the three months ended September 30, 2026 and $71 thousand in the three months ended September 30, 2025.
Interest Income
We had interest income of $3.5 million in the three months ended September 30, 2026 and $3.1 million in the three months ended September 30, 2025. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the three months ended September 30, 2026 compared to the previous period.

Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange losses, net of $0.6 million and $0.6 million in the three months ended September 30, 2026 and 2025, respectively, primarily attributable to fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and Euro during the period.
Others, net
Others, net were $0.2 million and $1.0 million in the three months ended September 30, 2026 and 2025, respectively.
Income Tax Expense
We had income tax expense of $11.4 million and $6.9 million in the three months ended September 30, 2026 and 2025, respectively.
Net Income
As a result of the foregoing, our net income was $50.6 million and $37.2 million in the three months ended September 30, 2026 and 2025, respectively.
Comparison of Nine Months Ended September 30, 2026 and 2025
Revenues
Our revenues, which primarily consist of service revenues generated from GigaCloud 3P and product revenues generated from GigaCloud 1P and off-platform sales, increased by 28.9% to $1,194.7 million in the nine months ended September 30, 2026 from $927.2 million in the nine months ended September 30, 2025. This increase was primarily due to the increased market recognition and scale of our GigaCloud Marketplace, leading to increases in our GigaCloud Marketplace GMV, sales volume and number of sellers and buyers.
•Service Revenues from GigaCloud 3P. Our service revenues increased by 24.7% to $373.4 million in the nine months ended September 30, 2026 from $299.4 million in the nine months ended September 30, 2025. The increase was attributable to:
◦an increase in revenues from last mile delivery services by 30.7% to $214.4 million in the nine months ended September 30, 2026 from $164.1 million in the nine months ended September 30, 2025 as our GigaCloud Marketplace GMV, pricing and delivery volume continued to increase;
◦an increase in revenues from ocean transportation services by 25.3% to $36.7 million in the nine months ended September 30, 2026 from $29.3 million in the nine months ended September 30, 2025 due to an increase in the pricing of ocean transportation services during the period and an increase in the ocean transportation delivery volume;
◦an increase in revenues from warehousing services by 16.3% to $49.2 million in the nine months ended September 30, 2026 from $42.3 million in the nine months ended September 30, 2025 as we increased the number of fulfillment centers to handle more products as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from platform commission by 31.2% to $18.5 million in the nine months ended September 30, 2026 from $14.1 million in the nine months ended September 30, 2025 as our GigaCloud Marketplace GMV continued to increase;
◦an increase in revenues from packaging services by 17.8% to $28.5 million in the nine months ended September 30, 2026 from $24.2 million in the nine months ended September 30, 2025 as we handled more products as our GigaCloud Marketplace GMV continued to increase; and
◦an increase in revenues from other services by 3.7% to $16.7 million in the nine months ended September 30, 2026 from $16.1 million in the nine months ended September 30, 2025.
•Product Revenues from GigaCloud 1P. Our product revenues from GigaCloud 1P increased by 7.8% to $295.4 million in the nine months ended September 30, 2026 from $273.9 million in the nine months ended September 30, 2025. The increase was primarily due to increased sales in Europe, Japan and Canada, and the number of buyers as our marketplace continued to grow in scale.

•Product Revenues from Off-platform. Our product revenues from off-platform increased by 48.8% to $525.7 million in the nine months ended September 30, 2026 from $353.4 million in the nine months ended September 30, 2025, primarily due to:
◦an increase in product sales to B channels by 48.3% to $234.1 million in the nine months ended September 30, 2026 from $158.5 million in the nine months ended September 30, 2025, primarily due to increased revenues generated from offline sales channels acquired from New Classic, increased sales volume and increased sales channels in Europe and the U.S.; and
◦an increase in product sales to C by 49.6% to $291.5 million in the nine months ended September 30, 2026 from $194.9 million in the nine months ended September 30, 2025, primarily due to the expansion of the number of third-party ecommerce channels through which we sell, particularly in Europe, as well as increased sales volume through existing B2C channels.
Cost of Revenues
Our cost of revenues increased by 26.6% to $898.0 million in the nine months ended September 30, 2026 from $709.4 million in the nine months ended September 30, 2025.
•Our cost of services increased by 24.7% to $328.6 million in the nine months ended September 30, 2026 from $263.5 million in the nine months ended September 30, 2025, primarily due to:
◦an increase in delivery cost by 25.4% to $230.4 million in the nine months ended September 30, 2026 from $183.8 million in the nine months ended September 30, 2025 as last mile costs, ocean freight costs, drayage costs and our sales increased during the period;
◦an increase in rental cost by 23.1% to $64.4 million in the nine months ended September 30, 2026 from $52.3 million in the nine months ended September 30, 2025 primarily due to more warehousing space and equipment being used for service revenue generating activities;
◦an increase in staff cost by 23.5% to $22.1 million in the nine months ended September 30, 2026 from $17.9 million in the nine months ended September 30, 2025 primarily due to increased temporary operating staff to support expanded fulfillment centers operations; and
◦an increase in other cost of services by 45.0% to $5.8 million in the nine months ended September 30, 2026 from $4.0 million in the nine months ended September 30, 2025 primarily due to increases in certain platform costs, warehouse environmental fees and fuel costs.
•Our cost of products increased by 27.7% to $569.4 million in the nine months ended September 30, 2026 from $445.9 million in the nine months ended September 30, 2025, primarily due to:
◦an increase in product cost by 26.7% to $443.1 million in the nine months ended September 30, 2026 from $349.7 million in the nine months ended September 30, 2025 as sales volume increased during the period;
◦an increase in delivery cost by 42.1% to $42.9 million in the nine months ended September 30, 2026 from $30.2 million in the nine months ended September 30, 2025 as our sales volume and the pricing of delivery increased;
◦an increase in rental cost by 21.1% to $50.0 million in the nine months ended September 30, 2026 from $41.3 million in the nine months ended September 30, 2025, primarily due to more warehousing space and equipment being used for product revenue generating activities;
◦an increase in staff cost by 39.5% to $25.8 million in the nine months ended September 30, 2026 from $18.5 million in the nine months ended September 30, 2025 primarily due to increased temporary operating staff to support expanded fulfillment centers operations; and
◦an increase in utility cost by 72.7% to $1.9 million in the nine months ended September 30, 2026 from $1.1 million in the nine months ended September 30, 2025 due to increase in warehousing space.
Gross Profit and Gross Margin
As a result of the foregoing, our gross profit increased by 36.3% to $296.7 million in the nine months ended September 30, 2026 from $217.7 million in the nine months ended September 30, 2025. Our gross margin was 24.8% in the nine months ended September 30, 2026, compared to 23.5% in the nine months ended September 30, 2025.

Selling and Marketing Expenses
Our selling and marketing expenses increased by 48.4% to $102.1 million in the nine months ended September 30, 2026 from $68.8 million in the nine months ended September 30, 2025, which was primarily due to (i) an increase in platform service fee we incurred on certain third-party ecommerce websites by 55.3% to $48.3 million in the nine months ended September 30, 2026 from $31.1 million in the nine months ended September 30, 2025 as sales volume and sales channels both increased, (ii) an increase in staff cost related to selling and marketing personnel by 37.3% to $40.5 million in the nine months ended September 30, 2026 from $29.5 million in the nine months ended September 30, 2025 as we increased the number of sales and marketing personnel and the commission paid to them, (iii) an increase in advertising expense by 20.8% to $6.4 million in the nine months ended September 30, 2026 from $5.3 million in the nine months ended September 30, 2025 as we increased our marketing efforts, and (iv) an increase in other selling and marketing expenses by 127.8% to $4.1 million in the nine months ended September 30, 2026 from $1.8 million in the nine months ended September 30, 2025, primarily relating to showroom rental fees and other sales and marketing activities.
General and Administrative Expenses
Our general and administrative expenses increased by 6.1% to $38.1 million in the nine months ended September 30, 2026 from $35.9 million in the nine months ended September 30, 2025, which was primarily due to (i) an increase in staff cost related to general and administrative personnel by 35.2% to $19.6 million in the nine months ended September 30, 2026 from $14.5 million in the nine months ended September 30, 2025 primarily relating to share-based compensation awards granted at higher fair value compared to the previous period; (ii) an increase in the provision for bad debts by 366.7% to $1.4 million in the nine months ended September 30, 2026 from $0.3 million in the nine months ended September 30, 2025 primarily due to higher provisions for doubtful accounts during the period, partially offset by (iii) a decrease in professional service expense by 24.3% to $5.3 million in the nine months ended September 30, 2026 from $7.0 million in the nine months ended September 30, 2025 as we required less professional services during the period, and (iv) a decrease in rental expense by 21.7% to $4.7 million in the nine months ended September 30, 2026 from $6.0 million in the nine months ended September 30, 2025, primarily because the fulfillment centers newly acquired in previous periods have become fully operational during the nine months ended September 30, 2026 and the related expenses were moved from rental expenses to operational costs.
Research and Development Expenses
Research and development expenses decreased by 11.0% to $7.3 million in the nine months ended September 30, 2026 from $8.2 million in the nine months ended September 30, 2025. The decrease was primarily due to a decrease in the number of employees to perform research and development function.
Losses on Disposal of Property and Equipment
We had losses on disposal of property and equipment of $115 thousand in the nine months ended September 30, 2026, compared to $127 thousand in the nine months ended September 30, 2025.
Interest Expense
We had interest expenses of $350 thousand in the nine months ended September 30, 2026 and $126 thousand in the nine months ended September 30, 2025.
Interest Income
We had interest income of $9.5 million in the nine months ended September 30, 2026 and $8.6 million in the nine months ended September 30, 2025. The increase was primarily attributable to higher average bank deposits, wealth management products and investment in the nine months ended September 30, 2026 compared to the previous period.
Foreign Currency Exchange Gains (Losses), Net
We had foreign currency exchange losses, net of $1.7 million in the nine months ended September 30, 2026, compared to foreign currency exchange gains, net of $0.9 million in the nine months ended September 30, 2025. This was primarily attributable to fluctuation in foreign currency exchange rates between the U.S. dollar and both the Japanese Yen and Euro during the period.

Others, net
Others, net were $1.4 million in the nine months ended September 30, 2026 from credit card cash back, and $3.5 million in the nine months ended September 30, 2025. The decrease was primarily due to payments to be received from legal claims being only recorded in the nine months ended September 30, 2025.
Income Tax Expense
We had income tax expense of $26.8 million and $18.6 million in the nine months ended September 30, 2026 and 2025, respectively.
Net Income
As a result of the foregoing, our net income was $131.1 million and $98.9 million in the nine months ended September 30, 2026 and 2025, respectively.
Segment Information for the Three and Nine Months Ended September 30, 2026 and 2025
For the purpose of internal reporting and management’s operation review, we do not segregate our business by revenue stream or geography. Our management has determined that our company has one operating segment. See Note 1, Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Long-lived assets consist of property and equipment and operating lease right-of-use assets. The geographic information for long-lived assets as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
	(unaudited)
The United States	$384,847	$407,887
Others	86,354	55,849
Total long-lived assets	$471,201	$463,736

Revenues reported are attributed to geographic areas based on locations of our fulfillment centers, except for platform commission revenues which are attributed to Hong Kong, where the server of GigaCloud Marketplace is located. The following table sets forth the breakdown of our revenues by geographic regions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues by geographic regions:	(unaudited)
Hong Kong	$6,731	$4,932	$18,481	$14,073
Platform commission	6,731	4,932	18,481	14,073
United States	16,412	9,008	32,476	27,904
Germany	1,517	581	3,751	1,340
Others(1)	242	9	472	24
Ocean transportation service	18,171	9,598	36,699	29,268
United States	2,502	3,226	7,363	9,117
Germany	579	150	1,959	272
Others(1)	44	—	91	1
Drayage service	3,125	3,376	9,413	9,390
United States	14,204	14,175	42,901	40,801
Germany	2,534	417	5,488	1,084
Others(1)	304	167	763	432
Warehousing service	17,042	14,759	49,152	42,317
United States	8,885	8,516	26,719	23,865
Germany	742	127	1,594	241
Others(1)	109	38	231	92
Packaging service	9,736	8,681	28,544	24,198
United States	51,628	49,195	159,322	137,310
Germany	21,378	10,079	49,107	22,918
Others(1)	2,392	1,599	6,001	3,838
Last-mile delivery service	75,398	60,873	214,430	164,066
United States	5,353	5,384	15,049	14,176
Germany	367	101	964	218
Others(1)	117	666	674	1,656
Others	5,837	6,151	16,687	16,050
Service revenues	$136,040	$108,370	$373,406	$299,362
United States	141,492	121,990	432,748	373,036
Germany	112,035	79,082	299,554	193,336
Japan	13,516	12,240	38,278	35,841
Others(1)	20,481	10,956	50,709	25,575
Product revenues	$287,524	$224,268	$821,289	$627,788
Total revenues	$423,564	$332,638	$1,194,695	$927,150
_____________________
(1)     Other regions mainly include the U.K., Japan, Canada and Hong Kong, with variations across different product/service lines. No other individual region’s revenues exceeded 10.0% of our total revenues for the three and nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$50,608	$37,175	$131,067	$98,873
Add: Income tax expense	11,412	6,857	26,779	18,618
Add: Interest expense	124	71	350	126
Less: Interest income	(3,497)	(3,120)	(9,539)	(8,555)
Add: Depreciation and amortization	2,298	2,115	6,729	6,304
Add: Share-based compensation expense	879	349	12,469	4,602
Adjusted EBITDA	$61,824	$43,447	$167,855	$119,968
The table below sets forth a reconciliation of Adjusted EPS – diluted for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per ordinary share – diluted	$1.41	$0.99	$3.60	$2.56
Adjustments, per ordinary share:
Add: Income tax expense	0.32	0.18	0.74	0.48
Add: Interest expense	—	—	0.01	—
Less: Interest income	(0.10)	(0.08)	(0.26)	(0.22)
Add: Depreciation and amortization	0.08	0.06	0.18	0.16
Add: Share-based compensation expenses	0.02	0.01	0.34	0.12
Adjusted EPS – diluted	$1.73	$1.16	$4.61	$3.11

Weighted average number of ordinary shares outstanding - diluted	35,824,157	37,605,032	36,377,444	38,607,748
Liquidity and Capital Resources
Liquidity
To date, we have financed our operating and investing activities mainly through cash generated from our business. As of September 30, 2026, we had $374.2 million in cash and cash equivalents, $0.7 million in restricted cash and $43.0 million in short-term investments.

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
In December 2025, we entered into a credit facility agreement for letter of guarantee with China CITIC Bank, or CITIC Bank, under which we are provided with a credit facility not exceeding RMB60 million, commencing from December 2025 to September 2026. The credit facility agreement was renewed in November 2026 with a maturity date of October 21, 2027. As of the date of this quarterly report, we have not made any draw downs from this credit facility.
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
The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
	(unaudited)
Summary of Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$83,060	$126,292
Net cash provided by (used in) investing activities	(29,437)	3,562
Net cash used in financing activities	(60,480)	(57,657)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1,273	2,913
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,584)	$75,110
Cash, cash equivalents and restricted cash at the beginning of the period	$380,540	$260,444
Cash, cash equivalents and restricted cash at the end of the period	$374,956	$335,554
Operating Activities
Net cash provided by operating activities in the nine months ended September 30, 2026 was $83.1 million. This was attributable to net income of $131.1 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) outflow of $26.1 million in prepayments and other assets due to a longer lead time before prepaid inventory was received, (ii) outflow of $24.4 million in inventories due to increased inventory procurement to support increased sales volume and demand, (iii) outflow of $12.8 million in accounts receivables, net due to an increase in sales volume, (iv) outflow of $11.4 million in accounts payable, accrued expenses and other current liabilities primarily due to increases in prepayments during the period, and (v) inflow of $5.0 million in operating lease due to timing difference in rental payments for the period.
Net cash provided by operating activities in the nine months ended September 30, 2025 was $126.3 million. This was attributable to net income of $98.9 million, as adjusted by non-cash items and the effects of changes in working capital and other activities. Adjustments to reconcile net income to net cash provided by operating activities primarily consisted of (i) inflow of $18.2 million in accounts payable, accrued expenses and other current liabilities primarily due to increases in prepayments received during the period, (ii) outflow of $5.0 million in prepayments and other assets due to higher balances of amounts due from third-party platforms and higher balances of prepaid VAT, and (iii) inflow of $3.6 million in operating lease due to timing difference in rental payments.

Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2026 was $29.4 million, consisting of (i) purchases of investments of $85.6 million for U.S. treasury bonds and other wealth management products, (ii) acquisitions, net of cash acquired of $14.3 million in connection with the acquisition of New Classic, and (iii) cash paid for purchase of property and equipment of $8.3 million, partially offset by cash received from sale and maturities of investments of $78.6 million.
Net cash provided by investing activities in the nine months ended September 30, 2025 was $3.6 million, consisting of cash received from sale and maturities of investments of $93.3 million and disposal of property and equipment of $0.1 million, partially offset by cash paid for purchases of investments of $84.7 million for U.S. treasury bonds and other wealth management products, and cash paid for purchase of property and equipment of $5.2 million.
Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2026 was $60.5 million, primarily consisting of repurchase of ordinary shares of $60.0 million.
Net cash used in financing activities in the nine months ended September 30, 2025 was $57.7 million, primarily consisting of repurchase of ordinary shares of $57.4 million.
Share Repurchase Program
On August 13, 2025, the Board approved a share repurchase program which authorized the repurchase of its Class A ordinary share up to $111.0 million, effective August 17, 2025 for three years (the “2025 Program”). On August 5, 2026, the Company’s Board of Directors approved a new $120.0 million share repurchase program (the “2026 Program”). The 2026 Program became effective on August 6, 2026 and will remain in effect for a period of three years, while the 2025 Program was terminated on the same date.
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
Capital Resources
Our capital expenditures consist primarily of purchase of property and equipment. Our capital expenditures were $8.3 million and $5.2 million in the nine months ended September 30, 2026 and 2025, respectively. We intend to fund our future capital expenditures with our existing cash balance, short-term investments and anticipated cash flows from operations. We will continue to make well-planned capital expenditures to meet the expected growth of our business.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2026:

		Payment Due by Year
	Total	Within 2026	2027 – 2029	2030 and after

	(In thousands)
Lease commitment(1)
Operating leases	$523,637	$31,657	$353,463	$138,517
Finance leases	1,371	179	1,103	89
Total	$525,008	$31,836	$354,566	$138,606
_____________________
(1)Lease commitment consists of the commitments under the lease agreements for our fulfillment centers and storage shelves.

Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees as of September 30, 2026.
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
Trend Information
Other than as disclosed elsewhere in this quarterly report, we are not aware of any known trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2026 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that are reasonably likely to cause a material change in the relationship between costs and revenues, or that would cause reported financial information to be not necessarily indicative of future operating results or financial conditions.
Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. For the fiscal quarter ended September 30, 2026, we had not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the 2025 Form 10-K.
Recent Accounting Pronouncements
A list of recently issued accounting pronouncements that are relevant to us is included in Note 1 “Recent accounting pronouncements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since December 31, 2025. See “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in the 2025 Form 10-K for a discussion on our exposures to market risk.
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
Based upon that evaluation, our management has concluded that, as of September 30, 2026, our disclosure controls and procedures were effective, in design and operation, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We are subject to risks and uncertainties that could, directly or indirectly, adversely affect our business, results of operations, financial condition, liquidity, cash flows, strategies, and/or prospects. We have reviewed the risk factors appeared in “Part I—Item 1A. Risk Factors” in the 2025 Form 10-K, and, except as presented below, there have been no material changes in our risk factors previously disclosed in the 2025 Form 10-K.
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
In addition, starting from the second quarter of 2026, we noticed a generally heightened enforcement environment in customs clearance, in which we and our suppliers have experienced longer customs clearance times and other disruptions at certain U.S. ports and associated incremental costs, which have not been material to date. Furthermore, on June 3, 2026, the U.S. administration issued Executive Order 14411, “Strengthening Customs Enforcement,” directing CBP and the Department of Homeland Security to implement a series of enhanced customs enforcement measures. Due to the uncertainty surrounding any new and future changes in customs compliance requirements and enforcement under Executive Order 14411, our logistics costs, product availability, compliance costs and results of operations could be adversely affected.

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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
On August 13, 2025, the Board approved a share repurchase program which authorized the repurchase of its Class A ordinary share up to $111.0 million, effective August 17, 2025 for three years (the “2025 Program”). On August 5, 2026, the Company’s Board of Directors approved a new $120.0 million share repurchase program (the “2026 Program”). The 2026 Program became effective on August 6, 2026 and will remain in effect for a period of three years, while the 2025 Program was terminated on the same date.
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

The following table presents details of our share repurchase transactions during the quarter ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program (in thousand)(2)
July 1 to July 31, 2026	491,831	$36.00	491,831	$29,607
August 1 to August 31, 2026	—	$—	—	$120,000
September 1 to September 30, 2026	—	$—	—	$120,000
Total	491,831		491,831
_____________________
(1)Excluding broker commissions paid.
(2)Including broker commissions paid.
Item 3.         Defaults Upon Senior Securities.
Not applicable.
Item 4.        Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
(a) and (b) None.
(c) Rule 10b5-1 Trading Plan
During the three months ended September 30, 2026, none of the directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
Date: November 5, 2026

GigaCloud Technology Inc

By:	/s/ Xiaoyang Wei
Name:	Xiaoyang Wei
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 5, 2026